Form 10-Q
period 1995-04-30
INTERPOINT CORP /NEW/
filed 1995-06-14
CIK 50842

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                            ________________

                               FORM 10-Q
                            ________________


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1995

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________


                       Commission file number 0-11069


                           INTERPOINT CORPORATION


       Incorporated under the laws              I.R.S. Identification
       of the State of Washington                No. 91-0850556


                             10301 Willows Road
                               P.O. Box 97005
                       Redmond, Washington  98073-9705

                               (206) 882-3100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       [X]  Yes     [ ]  No

The total shares of common stock without par value outstanding at the end of the quarter reported is 3,820,885.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

                       CONSOLIDATED BALANCE SHEETS
                   April 30, 1995 and October 31, 1994

                                    April 30, 1995   October 31, 1994
                                      (Unaudited)
                                    --------------   ----------------
ASSETS
Current assets:
  Cash                                 $     16,909      $    541,805
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $125,000 in 1995 and $108,000
    in 1994                              11,761,704        12,095,295
  Inventories                            16,378,257        14,453,920
  Prepaid expenses and other                374,117           399,206
  Deferred income taxes                     464,950           467,830
                                        -----------       -----------
        Total current assets             28,995,937        27,958,056
Property, plant and equipment, at cost:
  Land                                    1,324,988         1,324,988
  Buildings and improvements              4,919,210         4,890,474
  Machinery and equipment                12,499,814        11,946,535
  Office equipment                        2,737,061         2,620,412
  Leasehold improvements                    481,784           405,929
                                        -----------       -----------
                                         21,962,857        21,188,338
  Less accumulated depreciation and
    amortization                         12,920,292        11,950,335
                                        -----------       -----------
        Net property, plant and
          equipment                       9,042,565         9,238,003
Investment in common stock                1,371,534         1,331,669
Other assets                                628,276           611,593
                                        -----------       -----------
                                       $ 40,038,312      $ 39,139,321
                                        ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans payable                        $  6,747,226      $  6,253,840
  Accounts payable                        4,127,812         4,584,858
  Income taxes payable                      493,684           230,409
  Accrued wages and commissions           2,360,351         2,484,036
  Other current liabilities                 593,286           564,131
  Long-term debt, current portion         1,500,142         1,504,502
                                        -----------       -----------
        Total current liabilities        15,822,501        15,621,776
Long-term debt                            3,766,220         4,029,172
Accrued retirement benefits                 569,884           518,451
Other liabilities                            99,970           112,870
Deferred income taxes                       828,075           834,387
Commitments:
Stockholders' equity:
  Preferred stock, 500,000 shares
    authorized, none issued                  --                --
  Common stock, 10,000,000 shares
    authorized, 3,820,885 shares
    issued and outstanding,
    (3,802,272 in 1994) 509,156
    shares reserved                       4,637,708         4,561,859
  Retained earnings                      13,852,113        13,125,229
  Cumulative translation adjustments        461,841           335,577
                                        -----------       -----------
        Total stockholders' equity       18,951,662        18,022,665
                                        -----------       -----------
                                       $ 40,038,312      $ 39,139,321
                                        ===========       ===========

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
         Three months and six months ended April 30, 1995 and 1994
                               (Unaudited)
                       Three months ended          Six months ended
                           April 30,                   April 30,
                   -------------------------   ------------------------
                       1995          1994          1995         1994
                   -----------   -----------   -----------  -----------
Net sales          $16,041,106   $11,359,330   $29,583,105  $23,786,399
Cost of sales       10,946,894     8,392,612    20,266,685   17,117,719
                    ----------    ----------    ----------   ----------
Gross profit         5,094,212     2,966,718     9,316,420    6,668,680
Selling and
  administrative     3,615,457     2,404,479     7,002,289    5,024,562
Research and
  development          392,318       422,737       860,492      883,628
Acquisition expenses    --            --            --          728,743
                    ----------    ----------    ----------   ----------
Operating profit     1,086,437       139,502     1,453,639       31,747
Other expenses (net)   216,101       173,494       462,463      357,808
Equity in net
  income (loss)
  of an affiliate       (1,068)       35,072        39,865       39,041
                    ----------    ----------    ----------   ----------
Income (loss) before
  provision for
  income taxes         869,268         1,080     1,031,041     (287,020)
Provision for income
  taxes                251,528        --           304,157      (35,000)
                    ----------    ----------    ----------   ----------
Net income (loss)  $   617,740   $     1,080   $   726,884  $  (252,020)
                    ==========    ==========    ==========   ==========
Average number of
  common and common
  equivalent shares
  outstanding        3,978,468     4,014,714     3,979,499    3,751,432
                    ==========    ==========    ==========   ==========
Net income (loss)
  per share        $       .16   $    --       $       .18  $      (.07)
                    ==========    ==========    ==========   ==========

See accompanying notes.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six months ended April 30, 1995 and 1994
                               (Unaudited)
                                               1995            1994
                                           ------------    ------------
Operating activities:
  Net income (loss)                        $    726,884    $   (252,020)
  Adjustments to reconcile net income(loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization             969,277         886,163
      Deferred income tax                        --            (110,605)
      Equity in net income of an affiliate      (39,865)        (39,041)
      Net book value of assets retired            2,156          10,932
      Foreign currency translation of
        intercompany debt                       (34,928)         --
      Change in assets and liabilities:
        Receivables                             430,824        (174,650)
        Inventories                          (1,866,722)       (924,351)
        Prepaid expenses and other               29,761         114,224
        Other assets                            (47,911)        (12,002)
        Accounts payable                       (464,169)      1,262,822
        Income taxes payable                    264,682        (495,448)
        Accrued liabilities                    (131,851)       (110,040)
        Accrued retirement benefits              37,558          35,616
        Other liabilities                       (12,900)         (7,674)
                                            -----------      -----------
          Net cash provided by (used in)
            operating activities               (137,204)        183,926

Investing activities:
  Purchases of property, plant and equipment   (690,027)       (446,721)

Financing activities:
  Net proceeds from loans payable               493,386         405,184
  Proceeds from long-term borrowings            312,045         154,807
  Repayment of long-term debt                  (579,357)     (1,538,426)
  Proceeds from issuance of common stock
    for stock options                            75,848          63,299
                                            -----------     -----------
          Net cash provided by (used in)
            financing activities                301,922        (915,136)

Effect of exchange rate changes on cash             413              84
                                            -----------     -----------
Net decrease in cash                           (524,896)     (1,177,847)
Cash at beginning of period                     541,805       1,350,157
                                            -----------     -----------
Cash at end of period                      $     16,909    $    172,310
                                            ===========     ===========

See accompanying notes.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           April 30, 1995

                             (Unaudited)


Note 1. Basis of presentation - The accompanying condensed financial statements are unaudited and should be read in conjunction with the Interpoint financial statements included in the Company's fiscal 1994 Annual Report on Form 10-K. Operating results for the six-month period ended April 30, 1995, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are reflected herein.


Note 2. Per share calculations - Per-share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period. Due to the net loss incurred in the six months ended April 30, 1994, and in accordance with Accounting Principles Board Opinion No. 15 "Earnings Per Share," per share calculations for this period do not include common equivalent shares outstanding.


Note 3. Merger agreement with Advanced Digital Information Corporation - On February 11, 1994, Interpoint Corporation acquired Advanced Digital Information Corporation (ADIC) pursuant to an Agreement and Plan of Merger dated October 29, 1993, in which ADIC was merged into a wholly-owned subsidiary of Interpoint. Pursuant to the terms of the merger agreement, each outstanding share of Common Stock of ADIC was converted into .55 shares of Interpoint Common Stock. A total of 1,340,255 shares of Common Stock of Interpoint were issued to ADIC shareholders. The acquisition was accounted for as a pooling-of-interests in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations."

All amounts are presented as if Interpoint and ADIC had been combined as of the beginning of the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the quarter ended April 30, 1995, increased 41 percent versus the same quarter a year ago. The most significant factor in the growth is the acquisition of ADIC Europe in June of last year which is contributing strongly to ADIC's net sales number during 1995. ADIC's net sales for the second quarter of 1994 were $3,338,000. Net sales for the same quarter of 1995 were $6,676,000, an increase of 100 percent. The Custom Microelectronics and Power Products Divisions also showed increases in sales of 25 and 13 percent, respectively, with the custom growth coming primarily from medical applications. We expect that all three divisions will continue to show growth in sales compared to prior year quarters throughout the remainder of fiscal year 1995.

Quarterly gross profit improved from 26 percent in 1994 to 32 percent in 1995. The increase results primarily from the Power Products Division. The trend to produce more of these products at our Kaohsiung, Taiwan facility has helped to reduce costs and improve margins. Also, the gross profit percentage in the Custom Microelectronics Division has increased as lower margin programs have been completed and replaced with more profitable business. ADIC has comparable margins to last year, the net result of greater Library product shipments from its Redmond facility which improve margins and greater non-Library, lower margin products from its Europe facility.

Sales and administrative costs have increased significantly over 1994, largely as a result of the acquisition of ADIC Europe which serves as a sales, marketing and distribution organization for ADIC Library products and other tape storage products. Other marketing related increases were seen in the domestic businesses as well. As a whole, however, sales and administrative costs for the second quarter of 1995 are comparable as a percentage of sales with the second quarter of 1994.

Other expenses consists primarily of interest expense which has increased as a result of both greater short-term borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash provided by operations and bank lines of credit. The domestic line of $8.5 million bears interest at the bank's prime rate or adjusted LIBOR rate. This line is subject to certain restrictive covenants on working capital, etc. The Company is well within acceptable limits with regard to these covenants. Interpoint has no material commitments for capital expenditures. In addition to the working lines of credit, the Company has credit facilities in place to finance capital equipment.

Inventories have grown between fiscal year-end and April 30, 1995. The largest change results from ADIC, which has increased both raw material and finished good inventories in order to respond to higher sales forecasts.
The Custom Microelectronics and Power Product Divisions have both also grown inventories to support higher shipping volumes. Interpoint expects to see a decrease in these inventory levels throughout the remainder of the year. A decrease in these levels coupled with greater sales volumes should allow the Company to generate significant cash in fiscal year 1995.

                       PART II - OTHER INFORMATION



Item 1.	Legal Proceedings.

	None

Item 2.	Changes in Securities.

	None.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

	None.

Item 5.	Other information.

	None.

Item 6.	Exhibits and Reports on Form 8-K.

	None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTERPOINT CORPORATION


June 13, 1995                             /s/Peter H. van Oppen
                                          Peter H. van Oppen
                                          Chairman
                                          Chief Executive Officer


June 13, 1995                             /s/Leslie S. Rock
                                          Leslie S. Rock
                                          Vice President, Treasurer
                                          Chief Accounting Officer