Form 10-Q
period 1995-07-31
INTERPOINT CORP /NEW/
filed 1995-09-14
CIK 50842

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               ________________

                                  FORM 10-Q
                               ________________


         	[	X	]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		                  	OF THE SECURITIES EXCHANGE ACT OF 1934

                  			For the quarterly period ended July 31, 1995

         	[  	]     	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                                	[	X	]	Yes	[		]	No

The total shares of common stock without par value outstanding at the end of the quarter reported is 3,825,185.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

                        CONSOLIDATED BALANCE SHEETS
                     July 31, 1995 and October 31, 1994
                                       	July 31, 1995       	October 31, 1994
                                         (Unaudited)
                                      -----------------      ----------------
ASSETS
Current assets:
	Cash	                              		$    166,618          	$ 	  541,805
	Trade accounts receivable, less
  allowance for	doubtful accounts
  of $132,000 in 1995 and	$108,000
  in 1994 	                           		14,419,055	           	12,095,295
	Inventories 	                        		16,671,318	           	14,453,920
	Prepaid expenses and other	             		453,524	              	399,206
	Deferred income taxes	                  		461,400	              	467,830
                                        ----------             ----------
			Total current assets 		             	32,171,915           		27,958,056
Property, plant and equipment, at cost:
	Land	                                 		1,324,988            		1,324,988
	Buildings and improvements	           		4,879,732            		4,890,474
	Machinery and equipment	             		12,710,610	           	11,946,535
	Office equipment		                     	2,809,574	            	2,620,412
	Leasehold improvements	                 		509,802              		405,929
                                        ----------             ----------
		                                   			22,234,706           		21,188,338
	Less accumulated depreciation and
  amortization                       			13,349,192           		11,950,335
                                        ----------             ----------
			Net property, plant and equipment 	 		8,885,514	            	9,238,003
Investment in common stock 		           	1,473,103            		1,331,669
Other assets	                            		637,019              		611,593
                                        ----------             ----------
		                                  		$	43,167,551          	$	39,139,321
                                        ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Loans payable                      		$ 	8,015,111          	$ 	6,253,840
	Accounts payable	                     		4,631,507	            	4,584,858
	Income taxes payable		                   	740,148              		230,409
	Accrued wages and commissions	        		2,881,296            		2,484,036
	Other current liabilities              			557,158              		564,131
	Long-term debt, current portion	      		1,384,955            		1,504,502
                                        ----------             ----------
			Total current liabilities		         	18,210,175	           	15,621,776
Long-term debt	                        		3,364,386            		4,029,172
Accrued retirement benefits		             	572,260	              	518,451
Other liabilities	                        		93,520	              	112,870
Deferred income taxes                   			831,446              		834,387
Commitments:
Stockholders' equity:
	Preferred stock, 500,000 shares
  authorized,	none issued                			--	                  		--
	Common stock, 10,000,000 shares
  authorized,	3,825,185 shares
  issued and outstanding,	(3,802,272
  in 1994) 504,856 shares reserved     		4,656,361            		4,561,859
	Retained earnings		                   	14,945,801           		13,125,229
	Cumulative translation adjustments		     	493,602              		335,577
                                        ----------             ----------
			Total stockholders' equity	        		20,095,764           		18,022,665
                                        ----------             ----------
		                                   	$	43,167,551          	$	39,139,321
                                        ==========             ==========

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
           Three months and nine months ended July 31, 1995 and 1994
                                 (Unaudited)
                              	Three months ended     	Nine months ended
                                   	July 31,              	July 31,
                             ----------------------  ---------------------
                              		1995	     		1994	     		1995	  		   1994
                             ----------  ----------  ----------  ----------

Net sales	                 	$18,889,634 $14,307,243 $48,472,739 $38,093,642
Cost of sales		             	12,869,726 		9,625,300		33,136,411		26,743,019
                             ----------  ----------  ----------  ----------
Gross profit	               		6,019,908 		4,681,943		15,336,328		11,350,623
Selling and administrative	 		3,780,121	 	2,777,318 	10,782,410  	7,801,880
Research and development     			560,168   		406,882 		1,420,660	 	1,290,510
Acquisition expenses	          		--        		--        		--       		728,743
                             ----------  ----------  ----------  ----------
Operating profit           			1,679,619	 	1,497,743 		3,133,258	 	1,529,490
Other expenses (net)	         		228,685   		210,613   		691,148   		568,421
Equity in net income
	of an affiliate		             	101,569		   	22,559   		141,434	    	61,600
                             ----------  ----------  ----------  ----------
Income before provision
	for income taxes          			1,552,503 		1,309,689 		2,583,544	 	1,022,669
Provision for income taxes	   		458,815   		399,000	   	762,972	   	364,000
                             ----------  ----------  ----------  ----------
Net income                		$	1,093,688	$  	910,689	$	1,820,572 $ 		658,669
                             ==========  ==========  ==========  ==========
Average number of common
	and common equivalent
	shares outstanding		        	4,013,866 		3,984,341	 	3,988,567 		3,997,111
                             ==========  ==========  ==========  ==========
Net income per share      		$      	.27	$      	.23	$      	.46	$      	.16
                             ==========  ==========  ==========  ==========

See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended July 31, 1995 and 1994
                                 (Unaudited)
                                                   				1995 	       		1994
                                                    ----------     ----------
Operating activities:
	Net income                                      		$	1,820,572	  	$  	658,669
	Adjustments to reconcile net income to net cash
		used in operating activities:
			Depreciation and amortization                  			1,498,382	   		1,334,982
			Deferred income tax	                               		--        			(123,802)
			Equity in net income of an affiliate	             	(141,434	      	(61,600)
			Net book value of assets retired                   			3,627	      		11,917
			Foreign currency translation of intercompany
				debt	                                            		(45,984)      		--
			Change in assets and liabilities:
				Receivables	                                  		(2,151,332) 	 	(2,388,667)
				Inventories	                                  		(2,155,830)  		(1,030,763)
				Prepaid expenses and other                      			(46,576)     		130,818
				Other assets	                                     		(71,521)     		10,853
				Accounts payable		                                   	5,871	  		1,231,498
				Income taxes payable                             			513,219    			(19,824)
				Accrued liabilities		                              	353,323	    		154,196
				Accrued retirement benefits                       			56,622     			53,253
				Other liabilities	                                		(19,350)     		(7,604)
                                                     ----------    ----------
					Net cash used in operating activities	          		(380,411)    		(46,074)

Investing activities:
	Purchases of property, plant and equipment	       		(1,080,004)   		(825,520)
	Acquisition of ADIC Europe SARL                      			--       			(540,014)
                                                     ----------    ----------
					Net cash used in investing activities	        		(1,080,004) 		(1,365,534)

Financing activities:
	Net proceeds from loans payable	                   		1,761,271  			2,064,870
	Proceeds from long-term borrowings		                  	312,045		    	154,807
	Repayment of long-term debt	                      		(1,096,378) 		(1,987,919)
	Proceeds from issuance of common stock for stock
		options                                             			94,501     			81,614
                                                     ----------    ----------
				Net cash provided by financing activities      			1,071,439    			313,372

Effect of exchange rate changes on cash		               	13,789	        		402
                                                     ----------    ----------
Net decrease in cash		                                	(375,187) 		(1,097,834)
Cash at beginning of period		                          	541,805	  		1,396,618
                                                     ----------    ----------
Cash at end of period	                             	$  	166,618  	$  	298,784
                                                     ==========    ==========

See accompanying notes.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               July 31, 1995
                                (Unaudited)

Note 1. Basis of presentation - The accompanying condensed financial statements are unaudited and should be read in conjunction with the Interpoint financial statements included in the Company's fiscal 1994 Annual Report on Form 10-K. Operating results for the nine-month period ended July 31, 1995, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are reflected herein.

Note 2. Per share calculations - Per-share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period.


Note 3.  Merger agreement with Advanced Digital Information Corporation.
On February 11, 1994, Interpoint Corporation acquired Advanced Digital Information Corporation (ADIC) pursuant to an Agreement and Plan of Merger dated October 29, 1993, in which ADIC was merged into a wholly-owned subsidiary of Interpoint. Pursuant to the terms of the merger agreement, each outstanding share of Common Stock of ADIC was converted into .55 shares of Interpoint Common Stock. A total of 1,340,255 shares of Common Stock of Interpoint were issued to ADIC shareholders. The acquisition was accounted for as a pooling-of-interests in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations."

All amounts are presented as if Interpoint and ADIC had been combined as of the beginning of the period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

RESULTS OF OPERATIONS

Net sales increased 32 percent from the third quarter of fiscal 1994 to the comparable quarter of 1995, primarily on the strength of ADIC sales. ADIC Europe, which was formerly a reseller of ADIC products, was acquired in June 1994 and accounts for a substantial portion of this increase. The 1995 quarter shows strong growth both in library systems and in other complementary tape storage products.

Sales for the Microelectronics Group also increased for the period, with growth in both the Power Products and Custom Microelectronics divisions, although the Power Products Division showed lower growth than expected due to the rescheduling of certain large orders. Fiscal year bookings have been strong, resulting in a microelectronics backlog of $42 million.

Continued comparative growth is expected over the next few quarters with sales increases anticipated from both the Microelectronics divisions and from ADIC.

Gross margin for the quarter is 32 percent, down from 33 percent in the comparable 1994 quarter. This drop results from a change in the overall mix of products sold by the Company. Because of the significant growth in ADIC sales, these sales comprise a larger percentage of total sales in 1995 than in 1994, while power products are decreasing as a percentage of total sales. The shift away from higher margin power products to lower margin ADIC products resulted in a reduction of gross margin which was partially offset by improved Microelectronics Group gross margin. Microelectronics Group gross margin percentage increased due both to greater volumes and a continuing trend to produce more of the power products in the Kaohsiung, Taiwan facility.

Sales and administrative costs increased by $1 million in 1995 over the comparable quarter but remained at 20 percent of net sales. Costs for ADIC Europe, which were included for only part of the 1994 period, comprised the largest portion of the increase. Increased sales and marketing costs for both the Power Products Division and ADIC U.S. operations were significant as well.

Research and development costs have increased in both the ADIC and Power Products divisions and relate to new products being introduced in the fourth quarter.

Other expenses are comprised primarily of interest expense and have increased as a result of higher short-term borrowings and higher interest rates. Interest expense related to long-term debt has decreased as these loans are paid down.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1995, the primary source of cash was short-term borrowings on bank lines of credit. The domestic line of $8.5 million bears interest at the bank's prime rate or adjusted LIBOR rate. The line is subject to certain restrictive covenants, however, the Company is well within these limits. In addition to the working line of credit, the Company has a financing line with which to purchase capital equipment. At July 31, 1995, Interpoint had approximately $400 thousand of capital expenditures to be reimbursed under this line.

Significant increases can be seen in trade accounts receivable and inventories for the fiscal year to date. The increase in receivables is attributable to the increase in quarterly sales, much of which shipped in July. Inventories have increased in both the ADIC and microelectronics segments. As expected, inventory growth has stabilized somewhat in the third quarter, although balances remain at higher than desirable levels. The rescheduling of certain power product orders contributed to inventory growth for the period. The Company continues to expect stable inventory throughout the remainder of the year, and anticipates that the Company will generate cash from operations for the year as a whole. The Company believes that it has sufficient liquidity to meet its cash requirements for the next twelve months.

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


                                          	INTERPOINT CORPORATION

Dated:  September 14, 1995                	/s/ Peter H. van Oppen
                                         -----------------------
                                              	Peter H. van Oppen
                                                        	Chairman
	                                         Chief Executive Officer


Dated:  September 14, 1995                    	/s/ Leslie S. Rock
                                        -------------------------
                                                  	Leslie S. Rock
                                       	Vice President, Treasurer
	                                        Chief Accounting Officer