Form 10-K
period 1995-10-31
INTERPOINT CORP /NEW/
filed 1996-01-29
CIK 50842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
         FROM                  TO

                         COMMISSION FILE NUMBER 0-11069

                         ------------------------------

                             INTERPOINT CORPORATION
             (Exact name of registrant as specified in its charter)

                WASHINGTON                                      91-0850556
      (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

     10301 WILLOWS ROAD, P.O. BOX 97005
              REDMOND, WASHINGTON                                 98073-9705
   (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (206) 882-3100

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                            ---------------------
                None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by nonaffiliates of the registrant is $29,182,622 as of December 31, 1995, based on the average of the closing bid and ask prices of such stock in the over-the-counter market on that date.

     There were 3,827,841 shares of common stock outstanding as of December 31, 1995.
     The Index to Exhibits appears on page 28.
     Part III is incorporated by reference from the proxy statement to be filed in connection with the 1996 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Interpoint Corporation (Interpoint or the Company) was incorporated in 1969 to manufacture customized hybrid microelectronics used primarily in aerospace and defense markets. The Company has sought to sustain a high rate of revenue growth and substantial profitability in five ways: (1) increasing the proprietary content of its products; (2) developing or acquiring additional niche products; (3) increasing market share in existing markets; (4) establishing and maintaining cost advantaged manufacturing; and (5) diversifying its customer base.

     This strategy has resulted in revenue growth from $12 million in fiscal 1985 to $71 million in fiscal 1995, a compounded annual rate of 19 percent. Over the same period, Interpoint has been consistently profitable, with net income growing from $363,000 to $3,088,000, despite the effects of economic and political cycles in the Company's original aerospace and defense markets. The 1985 amounts referred to are prior to the Company's restatement of financial results done in connection with two subsequent pooling-of-interest transactions. Users of financial information may be well served to review results as originally stated, as well as reported herein, for this ten-year period.

     The Company currently has two principal business segments, microelectronics products and data storage products. Cash is allocated between the two segments depending on the relative return on the opportunities presented. Over the past two years, profits from the more mature microelectronics business have been redeployed to sustain growth in the data storage market.

     The microelectronics product segment is dominated by the manufacture of proprietary, standardized DC-to-DC power supplies which use microcircuit technology to serve primarily aerospace and defense applications. The remaining original custom microelectronics business now represents approximately 38 percent of the microelectronics segment and is divided between a rapidly-growing medical device market and the traditional aerospace market.

     The data storage product segment is based upon the acquisitions of Advanced Digital Information Corporation (ADIC) and ADIC Europe in 1994. ADIC designs, manufactures and markets specialized, automated high-performance data storage products used to file or archive electronic data in conjunction with integrated computer systems, including local area networks, workstations and other microcomputer systems. ADIC offers automated tape libraries in 4mm (DAT), 8mm, QIC and DLT tape technologies. These libraries support drives from multiple manufacturers and are compatible with a variety of system and back-up software configurations. Interpoint directors and management have been involved with ADIC since 1984.

     All products are manufactured in ISO 9001 certified and qualified facilities. Approximately 43 percent of microelectronics products are manufactured in Taiwan.

     Additional information including net sales, operating profit and total assets specific to the microelectronics and data storage segments is presented in Note 12 to the Consolidated Financial Statements.

DESCRIPTION OF MICROELECTRONICS BUSINESS

     Power Products represent 62 percent of the microelectronics business and include proprietary DC-to-DC power supplies which enjoy a large market share in a specialized market that the Company believes to be growing. Custom Products represent the remaining 38 percent and compete in a highly fragmented market, including high growth medical microcircuit applications, as well as traditional defense and aerospace applications.

     The Company's Power Products are complex high-density DC-to-DC (direct current to direct current) power conversion circuits that rely on power supply design and testing expertise developed by its engineering team over the last 15 years. Such products are completely designed by the Company to meet the needs of a general market or a specific customer.

     Custom Products are based upon a customer's electronic specification and intended to meet a specific application. The Company's designers work with the customer to transform the customer's concept or design into a microcircuit. Custom circuits frequently make use of application specific integrated circuits (ASICs) which perform complex electronic functions and require specialized testing expertise.

     All microelectronics products, including power, custom and medical applications, are manufactured utilizing hybrid or a combination of hybrid and surface mount microcircuit technology. Hybrid microcircuit technology produces electrical circuits of a small size and high reliability by mounting unpackaged integrated circuits (ICs) and other electronic components on specially designed substrates and sealing the entire assembly in a durable, often hermetic package. Because they eliminate the separate packages and duplicate interconnections for each semiconductor and electronic component, such as is characterized by standard printed circuit board (PCB) assembly, hybrid microcircuits offer a substantial reduction in size and weight as well as improved device reliability and stability over PCBs. Surface mount technology is a widely used method of packaging integrated circuits for incorporation in electronic systems where size is at a premium. Microelectronics sales comprised 55 percent of total Company sales in 1995.

     All processes and methods are controlled to stringent quality assurance procedures and specifications. Interpoint's Redmond, Washington manufacturing facilities have been certified as being in compliance with MIL-STD-1772, a comprehensive U.S. government quality standard recognized internationally by designers of both military and commercial high-reliability electronic systems. Both Redmond facilities are also certified to ISO 9001 standards.

     In addition to its Redmond, Washington facilities, the Microelectronics business operates a manufacturing facility in Taiwan. Products manufactured in the Taiwan facility must meet the same overall quality standard as those manufactured in the Redmond plants. The Taiwan facility serves as a primary or alternative manufacturing site for both Power Products and Custom Products. MIL-STD-1772 certification is not available in Taiwan but the Company has also obtained ISO 9001 approval for this facility.

     Raw materials are obtainable from several suppliers and the Company allows for appropriate lead times for delivery of materials. The manufacturing process includes substantial reliance on robotic or semiautomatic equipment for the attachment of individual components and interconnection or wirebonding of such components to the substrate.

     Products

     The Company is a worldwide supplier of high-density, high-reliability DC-to-DC power converters and believes it is the largest supplier of such DC-to-DC power supplies for critical applications.

     Interpoint's DC-to-DC power converters convert single direct current input voltage to one or more different direct current output voltages. Distributed power, a major trend in complex electronic systems, uses multiple converters to supply power for a system. Distributed power can reduce device and circuitry redundancies, save weight and space, increase reliability and make it easier for systems engineers to design independent subsystems. Pioneered in the aerospace sector, distributed power designs have expanded to numerous applications such as telecommunications and computers and have made high density DC-to-DC power converters among the highest growth areas in the power supply industry.

     The Company's power converters are sold primarily to high end markets, such as the commercial aerospace and military electronics industries, where high reliability and small size are critical. New products include power converters using surface mount technology, which the Company began shipping in 1995.

     Most of the Company's power converters are standard devices; however, in some cases they may be customized to meet a customer's individual needs. Certain of the Company's converters are fully compliant with MIL-STD-883, the U.S. government's highest quality rating for military electronic components.

     Power Products sales have experienced growth during the last three years, showing a compound annual growth rate of 13% since 1992 and a higher growth rate in new orders and backlog.

     Custom Products are designed to meet customer specifications. Medical applications for these products include an implantable defibrillator, an electronic heart-assist pump and surgical tools. Such applications typically involve a greater degree of partnership between Interpoint and its customer than is typical with the Company's traditional military/aerospace customers. Such a partnership may include significant co-development of products, sole source procurement, shared clinical qualification and shared market or inventory risk. Where the risk of product liability exposure has been deemed to be different than that for the Company's other products, Interpoint seeks indemnification from its customers and appropriate insurance coverage.

     Interpoint manufactures other custom microcircuits principally for use in military electronics applications such as surveillance devices, avionics and missile systems, in addition to industrial equipment and commercial aircraft applications where small size is important. Typically, a customer designs the circuit for a product and furnishes the Company with specifications relating to the electrical, mechanical and functional requirements of the circuit. The Company then develops a custom microcircuit product that conforms to the specifications.

     The Company's business relationships with its Custom Products customers usually develop through a competitive bidding process, which generally involves several competitors. Factors considered by customers in awarding contracts include component price, timeliness of delivery, quality control, reliability, production capability and service support.

     Sales of custom products to the military/aerospace industry declined over the period from 1992 to 1994, stabilizing in 1995. Growth in custom products in 1995 and anticipated growth in 1996 result primarily from products serving the medical market.

     Sales and Distribution

     Microelectronics products are sold through direct sales activities, independent sales representatives and stocking agents. Domestic direct sales are conducted out of the Company's offices in Redmond, Washington and out of its sales offices located in key market areas. Sales engineers in Redmond also manage the domestic independent sales representatives. Independent sales representatives solicit orders on behalf of Interpoint, with shipments made directly to the customer by the Company.

     International microelectronics sales are comprised primarily of Power Products. A United Kingdom sales office staff manages certain European, Middle East, Australian and Asian representatives as well as directly selling to U.K. customers. The staffs of sales offices in Paris, France and Frankfurt, Germany solicit orders from their customers in these markets as well as overseeing representatives in certain other European markets. Shipments are made directly to European customers from the Company. In some areas, stocking representatives buy from the Company and resell to their customers.

     Order Backlog

     Orders for the Company's Custom Products, and for Power Products which are customized to a customer's particular needs, generally involve contracts scheduling deliveries over a period of time. Orders for standard Power Products may also be scheduled out over a specified period of time. At October 31, 1995, the Company had firm contracts with Microelectronics customers for products aggregating approximately $41.9 million, of which approximately 60% is scheduled for shipment during fiscal 1996. Backlog at October 31, 1994, was approximately $34.9 million.

    The backlog includes orders on which the Company is subcontractor to a U.S. government prime contractor. Pursuant to the terms with the prime contractors, the Company would be compensated by the prime contractor for costs expended and profits earned to date if any of these contracts were cancelled.

     Patents

     Individuals within the power products team have applied for and been granted patents on behalf of the Company for various aspects of converter design. The Company recognizes the value of patents in electrical designs and processes and expects to seek additional such patents. The Company also seeks to protect its technology and proprietary information through trademarks, copyrights, licenses and trade secret protection measures.

     Competition

     The ability of Interpoint's Power Products to compete depends on, among other things, the Company's development and timely introduction of products that withstand rapid changes in technology and whose product lifecycles exceed their product development cycle. The Company continues new product development efforts which are designed to maintain or increase market share in the high reliability, board-mountable DC-to-DC converter world market, and which can protect that share advantage in the future. The Company has built on its highest volume sales lines by generating smaller, more powerful versions of those products, as well as by producing a complete line of products which are fully compliant to MIL-STD 883, an exacting military standard. Power Products based on the new technology provide users with improved performance and more power per dollar of product price.

     The microcircuit market for Custom Products is highly fragmented and competition among the various manufacturers is intense. While the overall market is large, many of the potential customers for these products have internal manufacturing capacity. Military and aerospace markets, which in the past which have been the primary users of Custom Products, have been shrinking recently and the Company has actively pursued a strategy of focusing on those customers and projects which provide better profit margins and greater cash generation. Medical products are sold to a small number of commercial customers and the Company generally enjoys close working relationships with these customers as described above.

DESCRIPTION OF DATA STORAGE BUSINESS

     Advances in microprocessor technology, the increasing complexity of application software, the expanding role of networks and the increasing use of graphics and other data-intensive applications have accelerated the demand for greater data storage capabilities. Because critical data is expensive to maintain on disk and data can be lost for many reasons, regular archiving and rapid access to stored data have become essential. ADIC is a leading drive independent manufacturer of tape libraries integrating proprietary robotic changing mechanisms with multiple choices of tape drive technology.

     Numerous companies are involved in the design and manufacture of data storage devices for this market which is intensely competitive and subject to rapid technological change. Potential competitors, who also represent current and prospective OEM customers for ADIC's products, include these suppliers of storage devices that ADIC incorporates into its libraries. Libraries vary considerably in configuration, price and capabilities, and are typically differentiated by capacity, access time and configuration. Total storage capacity and access time depend on the model and tape technology chosen.

     Products

     ADIC offers a full range of desktop or rack-mountable automated tape libraries in 4mm Digital Audio Tape (DAT), 8mm, QIC and Digital Linear Tape
(DLT) tape technologies. Throughout most of fiscal year 1995, ADIC's principal product has been the DAT Library. This is a software-controlled, robotic data storage subsystem that provides access to multiple storage tapes housed in a desktop enclosure. When bundled with storage management software, the DAT Library provides a complete solution for automating data storage and retrieval in network and workstation environments.

     In the fall of 1993, ADIC introduced the VLS-8 (Virtual Library System). The VLS-8 utilizes dual 8mm helical scan tape drives accessing an 11 cassette magazine to provide over 150 gigabytes of storage capacity (a gigabyte is one billion bytes), three times the capacity of the original 4mm DAT Library.

     In the last quarter of 1995, the VLS DLT and Scalar products were introduced and began to ship. The Company believes that the VLS DLT library offers the highest sustained throughput of any desktop library currently available and is ideal for high capacity backup and restore solutions for large networks with up to 500 users. The Scalar series of DLT libraries is designed to provide data centers with scaleable, multiple-drive libraries for multi-tasking hierarchical storage management applications. The Scalar libraries offer up to four DLT drives and up to 48 cartridges providing total capacity of up to 1.92 terabytes (a terabyte is one thousand gigabytes).

     Sales of these library products comprised approximately 65 percent of ADIC sales in 1995. Other products include related stand alone drives and external backup solutions, both of which generally have lower margins.

     Each new library version capitalizes on the development of the previous design, which ADIC believes yields higher reliability and shorter development cycles. It has been ADIC's policy to retain all intellectual property rights in connection with the development of new OEM configurations of its library products, which may then also be marketed under ADIC's brand.

     Sales and Distribution

     ADIC's products are sold through multiple channels including original equipment manufacturers (OEMs), value-added resellers (VARs) and commercial distribution. Regional sales offices are located in New York, Illinois, Georgia, Texas and California; all other domestic personnel are located at its Redmond, Washington facility. In June 1994, the Company acquired ADIC Europe (ADE) to market and distribute ADIC's data storage products throughout Europe. Based outside Paris, ADE sells and supports ADIC products in Europe, Middle East and Africa.

     Competition

     ADIC believes that its products presently enjoy a competitive advantage in versatility and adaptability with respect to device technologies, media types, and operating systems. ADIC does not, however, possess proprietary drive technology and consequently is dependent upon a limited number of third-party manufacturers of storage devices for incorporation in its libraries.

     ADIC's strategy for launching new products is to initiate market penetration through OEMs in proprietary markets, through integrators in specific system markets and through ADIC distributor channels in the PC based markets. In certain instances, ADIC will make direct sales to large companies that have in-house integration departments that are able to directly support ADIC products.

     ADIC provides sales leads, training, technical service and support for its resellers. ADIC expects to continue to rely on OEMs and VARs to provide additional value-added services to their respective markets.

     Patents

     ADIC has patented some of its early library systems designs and expects to patent some of the specific characteristics of its new Scalar product. The product name "Scalar" is a trademark of ADIC.

RESEARCH AND DEVELOPMENT

     Significant research and development costs are expended by both ADIC and Microelectronics in the design and test of new products. Additional, often significant, costs are incurred in connection with new manufacturing processes. Of these total costs, a portion are undertaken in connection with custom programs and are compensated in part by the customer. For Federal income tax purposes, the Company believes that substantial costs in excess of those reported for financial statement purposes, qualify as research expenses.

FOREIGN OPERATIONS AND EXPORT SALES

     Export sales of Interpoint products during fiscal 1995, 1994 and 1993 represented approximately 33%, 26% and 20%, respectively, of net sales. Such sales are made both in U.S. dollars and in foreign currencies. The Company takes appropriate actions to minimize exposure to fluctuations in foreign currencies.

     Interpoint Taiwan Corporation (ITC) serves as a manufacturing facility for the Microelectronics Group. Personnel located in Redmond procure raw materials and send them to Kaohsiung, Taiwan for assembly. When completed and fully tested, the finished goods are returned to Redmond for shipment to the customer. ITC has no direct sales. See Footnote 13 to the Consolidated Financial Statements for further information.

TEAM MEMBERS (EMPLOYEES)

     At October 31, 1995, the Company had 480 domestic team members. These team members are located primarily in Redmond, Washington. In addition, 120 team members are located in Kaohsiung at ITC and another 24 at the Company's facilities in Europe.

ITEM 2.   PROPERTIES

     The Company owns a 7-acre parcel of land and a 40,000 square foot building in Redmond, Washington. This site houses the Company's executive operations and a portion of the administrative and assembly operations of the Microelectronics business. The property is encumbered by a $2,350,000 deed of trust in favor of a bank providing a standby letter of credit, which is the security for the purchasers of Industrial Development Revenue Bonds issued by the Redmond Public Corporation. Adjacent to this site is the ADIC facility which houses all of its domestic operations. This facility is 41,000 square feet and is leased through 2005. Additionally, the Company has leased 25,000 square feet through June 1998 at a nearby location to house additional Microelectronics administrative and assembly operations.

     ITC owns its building in Kaohsiung and leases the land for this facility under a long-term agreement. In addition, the Company leases sales offices at various sites in the United States and Europe.

ITEM 3.   LEGAL PROCEEDINGS

         The Company has no pending legal proceedings of a material nature.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the Company's fourth quarter.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market. As of October 31, 1995, there were 281 shareholders of record.

     The following table shows the range of high and low market prices as reported by the Nasdaq National Market. The Company has never paid cash dividends on its common shares. It is not anticipated that any cash dividends will be paid on its common shares in the foreseeable future.

NATIONAL MARKET SYMBOL: INTP

             Years ended October 31                         1995             1994
             ----------------------                         ----             ----
             1st Quarter........................           9 1/2 - 6 3/4    $13 3/4 - 7
             2nd Quarter.........................          9 1/4 - 7         13     - 7
             3rd Quarter.........................         10 3/4 - 7 1/2     11     - 7
             4th Quarter.........................         12 1/2 - 9         11 1/2 - 8

ITEM 6.   SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME

                                               Year ended October 31,
                                               ----------------------
                              1995         1994        1993        1992        1991
                              ----         ----        ----        ----        ----
                                     (In thousands, except for per share amounts)
Net sales ..............     $71,056     $54,755     $52,081     $47,832     $42,089
Acquisition expenses ...     $    --     $   729     $    --     $    --     $    --
Net income .............     $ 3,088     $ 1,726     $ 2,320     $ 2,143     $    41
Average number of common
  and common equivalent
  shares outstanding ...       4,002       3,995       3,921       3,861       3,871
Net income per share ...     $   .77     $   .43     $   .59     $   .56     $   .01

CONSOLIDATED BALANCE SHEETS

                                                    October 31,
                                                    -----------
                               1995         1994        1993       1992        1991
                               ----         ----        ----       ----        ----
                                                  (In thousands)
Total assets ............     $47,920     $39,139     $34,100     $34,006     $30,356
Long-term debt, excluding
  current portion .......     $ 3,551     $ 4,029     $ 5,935     $ 7,372     $ 5,775
Stockholders' equity ....     $21,351     $18,023     $15,784     $13,298     $11,014

     In February 1994, Interpoint acquired ADIC in a merger accounted for as a pooling-of-interests. Consequently, all amounts presented are as if the companies had been combined as of the beginning of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Interpoint Corporation manufactures specialized technology products targeting high share growth markets. Its operations are comprised of two business segments which operate in different industries. ADIC manufactures and sells automated tape library products for data storage as well as complementary data storage products. The

Microelectronics business designs, manufactures and sells DC-to-DC power supplies as well as custom medical and military/aerospace products. Corporate growth has been achieved and is expected to continue through a combination of internal growth and acquisitions.

     The acquisition of ADIC in February 1994 was accounted for as a pooling-of-interests, consequently, all amounts are presented as if the companies had been combined as of the beginning of the periods presented.

RESULTS OF OPERATIONS

     Net sales. For the fiscal year ended October 31, 1995, sales increased 30 percent to $71.1 million from $54.8 million in 1994. While there was growth in both business units, the increase in sales was primarily attributable to ADIC data storage products which had revenue growth of 58 percent.

     At ADIC, sales of library systems and other storage products totaled $31.7 million in the most recent fiscal year. Within this data storage segment, libraries represent the Company's proprietary technology. These libraries have doubled from $10.3 million in sales in 1994 to $20.4 million in 1995. Part of the growth is due to increased international sales due to the 1994 acquisition of ADIC Europe which has become a significant distributor of these products. Related but lower margin complementary products also comprise a significant growth area. Sales of ADIC products increased 17 percent from 1993 to 1994 as a result of increased volumes of library products which was partially offset by price decreases in these products and a sales decline in certain discontinued integration and peripheral products.

     Sales for Microelectronics increased with proprietary power products growing by seven percent to a total of $24.6 million for 1995, while custom products, led by medical microelectronics, grew by 27 percent, to $14.8 million. Fiscal year 1994 sales were essentially flat as compared to 1993 at $35 million. This lack of growth in fiscal 1994 was the product of an increase in sales of proprietary power products being offset by a decline in custom military/aerospace products.

     Fiscal 1995 bookings for Microelectronics were strong, resulting in a year-end backlog of $42 million. This compares to a backlog at October 31, 1994 of $35 million. These orders are scheduled to be shipped over the next several years, as customers continue to look for single supplier, long-term relationships.

     Gross profit. Gross profit as a percent of sales for the fiscal year ended October 31, 1995, remained equivalent to the previous year at 31 percent. 1994 showed an increase to 31 percent from the 1993 level of 29 percent. Gross profit for Microelectronics increased in 1995 due primarily to the increased volumes. The gross profit percentage at ADIC decreased in 1995 as compared to 1994 based upon a product mix change which included sales of lower margin, non-library products. The 1994 percentage growth as compared to 1993 reflected the shift in sales toward the high margin power products.

     Selling and administrative. Selling and administrative costs have remained consistent at 21 percent of sales in 1995 and 1994. These costs represented 18 percent of sales in 1993. The principal dollar increases were at ADIC and ADIC Europe which invested heavily to support expected future sales increases. Additionally, ADIC Europe has undertaken efforts beginning in 1994 and continuing in 1995 to build a more extensive distribution channel network.

     Research and development. Research and development costs remained at comparable levels throughout 1995, 1994 and 1993, decreasing slightly in 1995 as a percentage of sales. The Company has introduced a significant number of new products in the last quarter of 1995, a portion of which costs are considered cost of sales for financial statement purposes.

     Acquisition expense. Acquisition expenses in 1994 relate to the merger of Interpoint Corporation and ADIC.

     Interest expense. Interest expenses have increased in 1995 as compared to 1994 due both to higher interest rates and higher short-term borrowings. The 1994 decrease as compared to fiscal 1993 related to the repayment of an ADIC note payable which had been at the prime rate plus 2.75 percent.

     Income taxes. The effective tax rate in 1995 is 27 percent. The rate benefited from the combination of research and development credits available for federal tax purposes and the recognition of a net operating loss carryforward at ADIC Europe. The 1994 effective tax rate was higher due to lower research and development credits and the non-deductibility of certain of the acquisition expenses.

     Inflation. The Company believes inflation has not had a material effect on its operations in the most recent three year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash was $778,000 at October 31, 1995, compared with $542,000 at October 31, 1994. Cash provided by operating activities was minimal due primarily to growth in inventories and accounts receivable. Inventory growth resides primarily at ADIC which has strived to have a greater amount of product in work and available for immediate shipment, and which also has purchased significant quantities of DLT-based products. Receivable growth relates directly to the growth in sales much of which was concentrated in the later part of the year.

     The Company's available sources of credit at October 31, 1995 included a $10.5 million line of credit which bears interest at the bank's prime rate or adjusted LIBOR rate. This line is subject to certain restrictive covenants on working capital etc., the Company is well within acceptable limits regarding these covenants.

     Interpoint had no material or unusual commitment for capital expenditures as of October 31, 1995. The Company has a line of credit of $750,000 with which to fund capital expenditures, none of which was used at year-end.

     The Company expects that cash flow from operations, existing cash balances and borrowings available under its credit lines will be adequate to meet the Company's cash requirements for 1996.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                              PAGE
                                                                              ----
Report of Independent Accountants...........................................   11
Consolidated Statements of Income...........................................   12
Consolidated Balance Sheets.................................................   13
Consolidated Statements of Stockholders' Equity.............................   14
Consolidated Statements of Cash Flows.......................................   15
Notes to Consolidated Financial Statements..................................   16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Interpoint Corporation

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Interpoint Corporation and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Advanced Digital Information Corporation for the year ended October 31, 1993, which statements reflect total revenues of $17,108,522. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 1993 amounts included for Advanced Digital Information Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Seattle, Washington
December 5, 1995

                        CONSOLIDATED STATEMENTS OF INCOME

                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                   1995            1994               1993
                                              --------------   --------------    --------------
Net sales .................................     $ 71,055,680      $ 54,754,560      $ 52,080,552
Cost of sales .............................       49,250,027        37,732,445        36,830,085
                                                ------------      ------------      ------------
     Gross profit .........................       21,805,653        17,022,115        15,250,467

Operating expenses:
     Selling and administrative ...........       14,856,539        11,362,127         9,358,354
     Research and development .............        1,991,320         1,728,069         1,929,436
     Acquisition expenses .................               --           728,743                --
                                                ------------      ------------      ------------
                                                  16,847,859        13,818,939        11,287,790
                                                ------------      ------------      ------------

Operating profit ..........................        4,957,794         3,203,176         3,962,677

Non-operating income (expense):
     Interest expense .....................         (978,167)         (798,462)         (817,969)
     Interest income ......................            2,801            10,835             8,911
     Foreign currency transaction losses...          (28,482)           (1,227)          (55,618)
     Equity in net income of an affiliate..          297,971           103,081            83,619
                                                ------------      ------------      ------------
                                                    (705,877)         (685,773)         (781,057)
                                                ------------      ------------      ------------

Income before provision for income taxes...        4,251,917         2,517,403         3,181,620
Provision for income taxes:
     Current ..............................        1,493,871           509,732           829,725
     Deferred .............................         (329,627)          281,968            32,191
                                                ------------      ------------      ------------
                                                   1,164,244           791,700           861,916
                                                ------------      ------------      ------------
Net income ................................     $  3,087,673      $  1,725,703      $  2,319,704
                                                ============      ============      ============

Average number of common and common
     equivalent shares outstanding ........        4,002,421         3,994,905         3,920,704
                                                ============      ============      ============

Net income per share ......................     $       0.77      $       0.43      $       0.59
                                                ============      ============      ============


                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1995 AND 1994

                                     ASSETS

                                                                                   1995            1994
                                                                                -----------     -----------
Current assets:
     Cash .................................................................     $   777,844     $   541,805
     Trade accounts receivable, less allowance for doubtful
       accounts of $133,000 in 1995 ($108,000 in 1994) ....................      16,963,322      12,095,295
     Inventories (Note 3) .................................................      18,008,496      14,453,920
     Prepaid expenses and other ...........................................         418,447         399,206
     Deferred income taxes (Note 9) .......................................         764,253         467,830
                                                                                -----------     -----------
              Total current assets ........................................      36,932,362      27,958,056
Property, plant and equipment, at cost (Note 6):
     Land .................................................................       1,334,988       1,324,988
     Buildings and improvements ...........................................       4,538,204       4,890,474
     Machinery and equipment ..............................................      12,961,154      11,946,535
     Office equipment .....................................................       2,630,205       2,620,412
     Leasehold improvements ...............................................         526,940         405,929
                                                                                -----------     -----------
                                                                                 21,991,491      21,188,338
     Less accumulated depreciation and amortization .......................      13,275,299      11,950,335
                                                                                -----------     -----------
              Net property, plant and equipment ...........................       8,716,192       9,238,003
Investment in common stock (Note 4) .......................................       1,629,640       1,331,669
Other assets ..............................................................         641,932         611,593
                                                                                -----------     -----------
                                                                                $47,920,126     $39,139,321
                                                                                ===========     ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loans payable (Note 5) ...............................................     $ 8,583,680     $ 6,253,840
     Accounts payable .....................................................       6,799,365       4,584,858
     Income taxes payable (Note 9) ........................................       1,335,080         230,409
     Accrued wages and commissions ........................................       2,919,042       2,484,036
     Other current liabilities ............................................         576,604         564,131
     Long-term debt, current portion (Note 6) .............................       1,342,464       1,504,502
                                                                                -----------     -----------
              Total current liabilities ...................................      21,556,235      15,621,776
Long-term debt (Note 6) ...................................................       3,551,357       4,029,172
Accrued retirement benefits (Note 8) ......................................         572,260         518,451
Other liabilities .........................................................          85,503         112,870
Deferred income taxes (Note 9) ............................................         804,232         834,387
Commitments (Note 11)
Stockholders' equity (Note 7):
     Preferred stock, 500,000 shares authorized, none issued ..............              --              --
     Common stock, 10,000,000 shares authorized,
       3,827,754 shares issued and outstanding (3,802,272 in 1994),
       502,287 shares reserved ............................................       4,707,331       4,561,859
     Retained earnings ....................................................      16,212,902      13,125,229
     Cumulative translation adjustments ...................................         430,306         335,577
                                                                                -----------     -----------
              Total stockholders' equity ..................................      21,350,539      18,022,665
                                                                                -----------     -----------
                                                                                $47,920,126     $39,139,321
                                                                                ===========     ===========

                             See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                                               COMMON STOCK                                   CUMULATIVE
                                       ------------------------------        RETAINED        TRANSLATION
                                          SHARES            AMOUNT           EARNINGS         ADJUSTMENT          TOTAL
                                       ------------      ------------      ------------      ------------     ------------
Balance, October 31, 1992 ........        3,691,301      $  4,029,351      $  8,972,637      $    296,472     $ 13,298,460
     Exercise of stock options,
       including tax benefit of
       $92,000 ...................           68,332           379,807                                              379,807
     Shares returned to the
       Company as payment for
       stock option exercise .....          (18,475)         (164,797)                                            (164,797)
     Net income ..................                                            2,319,704                          2,319,704
     Translation adjustment ......                                                                (48,707)         (48,707)
                                       ------------      ------------      ------------      ------------     ------------
Balance, October 31, 1993 ........        3,741,158         4,244,361        11,292,341           247,765       15,784,467
     Exercise of stock options,
       including tax benefit of
       $114,000 ..................           60,905           334,170                                              334,170
     Shares returned to the
       Company as payment for
       stock option exercise .....          (10,791)         (104,672)                                            (104,672)
     Shares granted in acquisition
       (Note 14) .................           11,000            88,000                                               88,000
     Net income ..................                                            1,725,703                          1,725,703
     Translation adjustment ......                                                                 87,812           87,812
     ADIC net income for
       October 1993 ..............                                              107,185                            107,185
                                       ------------      ------------      ------------      ------------     ------------
Balance, October 31, 1994 ........        3,802,272         4,561,859        13,125,229           335,577       18,022,665
     Exercise of stock options,
       including tax benefit of
       $36,600 ...................           27,507           161,421                                              161,421
     Shares returned to the
       Company as payment for
       stock option exercise .....           (2,025)          (15,949)                                             (15,949)
     Net income ..................                                            3,087,673                          3,087,673
     Translation adjustment ......                                                                 94,729           94,729
                                       ------------      ------------      ------------      ------------     ------------
Balance, October 31, 1995 ........        3,827,754      $  4,707,331      $ 16,212,902      $    430,306     $ 21,350,539
                                       ============      ============      ============      ============     ============

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                       1995              1994            1993
                                                    -----------      -----------      -----------
Cash flows from operating activities:
     Net income ...............................     $ 3,087,673      $ 1,725,703      $ 2,319,704
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization ........       2,005,241        1,827,149        1,699,741
         Deferred income tax ..................        (329,487)         233,365           32,191
         Equity in net income of an affiliate .        (297,971)        (103,081)         (83,619)
         Net book value of assets retired .....         245,037          124,373           23,274
     Change in assets and liabilities:
         Receivables ..........................      (4,802,852)      (3,294,592)         986,040
         Inventories ..........................      (3,509,756)      (1,506,036)      (1,304,620)
         Prepaid expenses and other ...........         (14,935)         125,649         (147,183)
         Other assets .........................        (108,551)         (10,444)           5,758
         Accounts payable .....................       2,190,205        1,424,204         (912,525)
         Income taxes payable .................       1,141,434         (225,846)         291,776
         Accrued liabilities ..................         432,841          327,129         (214,109)
         Accrued retirement benefits ..........          72,961           71,249          110,140
         Other liabilities ....................         (27,366)         (11,649)          93,756
                                                    -----------      -----------      -----------
              Net cash provided by
                operating activities ..........          84,474          707,173        2,900,324
Cash used in investing activities:
     Purchases of property, plant and
       equipment ..............................      (1,662,273)      (1,431,923)      (1,185,201)
     Investment in business equipment
       and assets .............................              --          (49,035)        (125,275)
     Acquisition of ADIC Europe, net
       of cash acquired .......................              --         (493,553)              --
                                                    -----------      -----------      -----------
              Net cash used in investing
                activities ....................      (1,662,273)      (1,974,511)      (1,310,476)
Cash flows provided by (used in) financing
  activities:
     Net proceeds from (repayments of)
       loans payable ..........................       2,329,840        2,336,305         (382,465)
     Proceeds from long-term borrowings .......         757,505          272,664          333,198
     Repayment of long-term debt ..............      (1,397,358)      (2,270,595)      (1,579,115)
     Proceeds from issuance of common
       stock for stock options ................         108,871          115,499          123,010
                                                    -----------      -----------      -----------
              Net cash provided by (used in)
                financing activities ..........       1,798,858          453,873       (1,505,372)
Effect of exchange rate changes on cash .......          14,980            5,113           (2,109)
                                                    -----------      -----------      -----------
Net increase (decrease) in cash ...............         236,039         (808,352)          82,367
Cash at beginning of period ...................         541,805        1,185,106        1,102,739
Adjustment to conform fiscal year
  of ADIC (Note 2) ............................              --          165,051               --
                                                    -----------      -----------      -----------
Cash at end of period .........................     $   777,844      $   541,805      $ 1,185,106
                                                    ===========      ===========      ===========
Supplemental disclosures of cash flow
  information:
     Cash paid during period for:
         Interest .............................     $   992,875      $   807,110      $   854,748
         Income taxes .........................     $   352,600      $   732,848      $   551,491

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1995, 1994 AND 1993

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The financial statements consolidate the accounts of Interpoint Corporation (Interpoint) and its wholly-owned subsidiaries, Advanced Digital Information Corporation (ADIC), Interpoint Taiwan Corporation (ITC), Interpoint (UK) Ltd., Interpoint France SARL (incorporated in
1993), ADIC Europe (ADE), Interpoint GmbH (incorporated in 1995) and Interpoint Trade Corp., a foreign sales corporation. All intercompany transactions have been eliminated. The consolidated group is collectively referred to as the "Company."

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and include certain nonrecurring engineering costs associated with orders for non-proprietary items. The costs are charged to cost of sales as the order is shipped.

     Depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: building, 40 years; machinery and equipment, 3 to 10 years; office equipment, 3 to 10 years; leasehold improvements, life of lease.

     Foreign currency translations. The financial statements of non-U.S. subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheets of ITC and ADE, whose functional currency is other than the U.S. dollar, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of stockholders' equity. Because Interpoint
(UK) Ltd., Interpoint France SARL and Interpoint GmbH are effectively extensions of Interpoint operations, their records are consolidated using the U.S. dollar as the functional currency.

     In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges its foreign currency exposure by using forward exchange contracts and by incurring non-U.S. dollar denominated debt to offset same currency receivables. Market value gains and losses of these hedges offset foreign currency transaction gains or losses.

     Per share data. Per share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period.

     Cash and cash equivalents. The Company considers short-term investments with maturities from the date of purchase of three months or less to be cash equivalents.

     Concentration of credit risk. The Company sells products to a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does not believe there is a material credit risk beyond that provided for in the financial statements in the ordinary course of business. In the fiscal years ended October 31, 1995, 1994 and 1993, no customer accounted for more than 10% of sales.

     Income taxes. Provision for income taxes have been recorded in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

     Reclassification. Certain items in the previous year financial statements have been reclassified to conform with the current year presentation.

                         OCTOBER 31, 1995, 1994 AND 1993

NOTE 2.    MERGER AGREEMENT WITH ADIC

     On February 11, 1994, Interpoint acquired ADIC pursuant to an Agreement and Plan of Merger dated October 29, 1993, in which ADIC was merged into a wholly-owned subsidiary of Interpoint. Pursuant to the terms of the merger agreement, each outstanding share of Common Stock of ADIC was converted into .55 shares of Interpoint Common Stock. A total of 1,340,255 shares of Common Stock of Interpoint were issued to ADIC shareholders. The acquisition was accounted for as a pooling-of-interests in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations."

     ADIC had a September 30 year end and, accordingly, the ADIC Statements of Income and Cash Flows for the fiscal year ended September 30, 1993 have been combined with the corresponding Interpoint statements for the fiscal year ended October 31, 1993. In order to conform ADIC's year end to Interpoint's year end, ADIC's financial statements for the month of October 1993 are not included in the Statements of Income or Cash Flows for either fiscal year 1993 or fiscal year 1994. ADIC net income from October 1993 has increased retained earnings. Results of this month are as follows:

     Net sales..............................    $1,826,744
     Gross profit...........................       673,861
     Income before provision
       for income taxes.....................       162,402
     Net income.............................    $  107,185

     Results of operations prior to acquisition. Results of operations of Interpoint and ADIC for the period from November 1, 1993 to January 31, 1994 are as follows:

                                                INTERPOINT        ADIC          TOTAL
                                                ----------     ----------    -----------
     Net sales..............................    $7,724,335    $ 4,702,734    $12,427,069
     Gross profit...........................     2,096,827      1,605,135      3,701,962
     Acquisition expense....................       138,743        590,000        728,743
     Income (loss) before provision
       for income taxes.....................        15,556       (303,656)      (288,100)
     Net loss ..............................    $  (30,944)   $  (222,156)   $  (253,100)

     Amounts previously reported. Amounts for the year ended October 31, 1993 as previously reported for Interpoint are as follows:

     Net sales..............................................  $34,972,030
     Net income.............................................  $ 1,239,355

NOTE 3.    INVENTORIES

     Inventory is comprised as follows:

                                                   1995             1994
                                                -----------     -----------
     Finished goods .......................     $ 4,736,490     $ 3,667,549
     Work-in-process ......................       6,483,072       4,488,689
     Raw materials ........................       7,693,764       6,901,990
                                                -----------     -----------
                                                 18,913,326      15,058,228
     Allowance for inventory obsolescence..         904,830         604,308
                                                -----------     -----------
                                                $18,008,496     $14,453,920
                                                ===========     ===========

                         OCTOBER 31, 1995, 1994 AND 1993

NOTE 4.    INVESTMENT IN COMMON STOCK

     In 1990, the Company purchased 1,000,000 shares of common stock of Apex Microtechnology Corporation (Apex) at a cash price of $904,200. This investment represents approximately one-third of the outstanding stock of Apex, a privately-held company, and is accounted for using the equity method. A total of $725,440 of undistributed earnings of Apex are included in retained earnings.

NOTE 5.    LOANS PAYABLE

     Loans payable is comprised as follows:

                                  1995           1994
                               ----------     ----------
Revolving lines of credit:
     Interpoint ..........     $8,350,000     $6,250,000
     ITC .................        233,680          3,840
                               ----------     ----------
                               $8,583,680     $6,253,840
                               ==========     ==========

     Interpoint has $10.5 million in unsecured lines of credit with a bank expiring February 28, 1996. $2,150,000 was available at October 31, 1995. Borrowings against the line of credit bear interest at the bank's prime rate or adjusted LIBOR rate. At October 31, 1995, these rates were 8.75 and 8.01 percent, respectively. At October 31, 1994, these rates were 7.75 and 7.30 percent, respectively. In addition, ITC has $538,000 total lines of credit of which approximately $304,000 was available at October 31, 1995. Borrowings under these lines of credit bear interest at variable bank rates, 8.34 percent at October 31, 1995, and are collateralized by certain of ITC's assets.

NOTE 6.    LONG-TERM DEBT

     Long-term debt consists of the following:

                                                1995           1994
                                             ----------     ----------
Variable Rate Industrial Development
  Revenue Bonds, payable in increasing
  amounts to $400,000 annually through
  July 2003 ............................     $2,350,000     $2,550,000
Various equipment notes payable, secured
  by equipment, due $90,554 per month,
  including interest, at rates from
  7.15% to 10.06% through August 2000 ..      1,946,899      2,060,752
Bank note payable, secured by business
  equipment and assets acquired,
  due $27,167 per month plus interest at
  prime plus 3/8%, through August 1997 .        596,922        922,922
                                             ----------     ----------
                                              4,893,821      5,533,674
Less long-term debt, current portion ...      1,342,464      1,504,502
                                             ----------     ----------
                                             $3,551,357     $4,029,172
                                             ==========     ==========

     Principal payments on long-term debt are as follows:

                  1997......................    $  903,902
                  1998......................       628,264
                  1999......................       505,441
                  2000......................       413,750
                  Thereafter................     1,100,000
                                                ----------
                                                $3,551,357
                                                ==========

                         OCTOBER 31, 1995, 1994 AND 1993

     The net book value of property, plant and equipment pledged as collateral on the above long-term debt aggregates approximately $5,827,000 at October 31, 1995.

     The Variable Rate Industrial Development Revenue Bonds were issued in 1988 to repay previously outstanding bonds issued for the construction of the Company's manufacturing and headquarters facility. The Bond loan provides for annual principal payments and monthly interest payments based upon an interest rate established weekly, 3.9 percent average during 1995. The bonds are enhanced by a bank letter of credit. The agreement with the bank prohibits the Company from either buying capital equipment or incurring debt of greater than $2 million in any twelve month period without approval.

     The bondholders have the right, on seven days notice, to tender their bonds back to the issuer. In the event the bonds could not be re-marketed, the letter of credit bank would pay the bondholders, and the Company in turn, would reimburse the letter of credit bank at the end of one year. If, during the year, the bonds are placed with a new bondholder, the proceeds from such placement would reimburse the letter of credit bank and relieve the Company's obligation.

     Costs incurred in connection with the Variable Rate Industrial Development Revenue Bonds have been capitalized and are being amortized through 2003.

NOTE 7.    STOCK OPTIONS

     At October 31, 1995, a total of 439,700 shares of common stock were reserved under two incentive stock option plans for officers and key team members. Currently, the plans provide that either qualified or non-qualified options may be issued. All of the existing outstanding options are non-qualified. Other terms require the option price to be equal to the fair market value on the date of grant. Options may be exercisable for all or part of the shares as determined by the option. All options issued under these plans expire 10 years from the date of grant or earlier as determined by the Compensation and Stock Option Committee of the Board of Directors. The majority of the options vest over a four-year period. In 1993 and 1995, grants were made to certain key team members which vest upon the earlier of the date on which the market price of the Company's stock has been at a certain level per share for 40 days, or ten years from the date of grant. Options granted under ADIC's stock option plan prior to the merger were replaced with options to purchase Interpoint common shares.

     In addition, at October 31, 1995, 62,587 shares of common stock were reserved under a non-qualified stock option plan for directors, key team members, agents, consultants and independent contractors of the Company. Terms of the plan are substantially the same as the incentive stock option plans described above. The stock option plans expire at December 31, 1995. A new plan is expected to be put into place in fiscal 1996, subject to shareholder approval.

     The following summarizes the activity of the option plans for the year ended October 31, 1995:

                                                                                 OPTION PRICE
                                                        TOTAL         ------------------------------------
                                                       OPTIONS           PER SHARE                TOTAL
                                                       -------        ----------------        ------------
     Outstanding, October 31, 1994.................    444,546        $0.745  - 10.500        $  2,160,276
        Options granted............................    101,800        $8.625  - 11.000             937,516
        Options forfeited..........................    (59,392)       $3.130  - 11.000            (453,833)
        Options exercised..........................    (27,507)       $3.130  -  8.125            (123,598)
                                                       -------                                ------------
     Outstanding, October 31, 1995.................    459,447        $0.745  - 11.000        $  2,520,361
                                                       =======                                ============

     At October 31, 1995, a total of 313,873 option shares were exercisable.

                         OCTOBER 31, 1995, 1994 AND 1993

NOTE 8.    RETIREMENT BENEFITS

     ITC has a retirement plan covering all Taiwan team members. The plan provides for normal retirement at age 60, with benefits based on length of service and base pay at time of retirement. Accrued retirement benefits are funded in accordance with government policy. Net periodic pension cost included the following components:

                                                       1995          1994           1993
                                                    ---------      ---------      ---------
Service cost, benefits earned during the period..     $  67,117      $  65,920      $  90,861
Interest cost on projected benefit obligation ...        60,791         64,433         93,795
Actual return on plan assets ....................        (4,921)        (6,616)        (8,660)
Net amortization ................................        25,404         20,653         38,131
                                                      ---------      ---------      ---------
Net pension expense .............................     $ 148,391      $ 144,390      $ 214,127
                                                      =========      =========      =========

     The following table sets forth the plan's funded status and amounts recorded in the Company's consolidated balance sheets at October 31, 1995 and 1994:

                                                                      1995            1994
                                                                  -----------      -----------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested benefits
      of $42,082 ($32,668 in 1994) ..........................     $   532,218      $   458,721
                                                                  ===========      ===========
    Projected benefit obligation for service rendered to date     $ 1,165,163      $   934,834
Plan assets at fair value (principally cash) ................         (97,521)         (87,830)
                                                                  -----------      -----------
Projected benefit obligation in excess of plan assets .......       1,067,642          847,004
Unrecognized net gain .......................................          81,452          308,213
Unrecognized net transitional obligation ....................        (576,834)        (636,766)
                                                                  -----------      -----------
Retirement benefits liability ...............................     $   572,260      $   518,451
                                                                  ===========      ===========

     Significant assumptions used in determining pension expense and related pension obligations as of October 31, 1995 and 1994, are as follows:

                                                             1995              1994
                                                             ----              ----
         Long-term rate of return on assets...............    7%                7%
         Discount rate for obligation.....................    7%                7%
         Rate of compensation increase....................    7%                6%

NOTE 9.    FEDERAL INCOME TAX

     Income before provision for income taxes was taxed under the following jurisdictions:

                                             1995            1994              1993
                                         -----------      -----------      -----------
Current income tax:
    U.S. Federal .....................     $ 1,298,304      $   344,879      $   789,656
    State and local ..................          75,000           10,000            2,000
    Foreign ..........................         120,567          154,853           38,069
                                           -----------      -----------      -----------
    Total current ....................       1,493,871          509,732          829,725
Deferred income tax:
    U.S. Federal .....................        (154,183)         295,248           32,191
    Foreign ..........................        (175,444)         (13,280)              --
                                           -----------      -----------      -----------
    Total deferred ...................        (329,627)         281,968           32,191
                                           -----------      -----------      -----------
    Total provision for income taxes..     $ 1,164,244      $   791,700      $   861,916
                                           ===========      ===========      ===========

                         OCTOBER 31, 1995, 1994 AND 1993

     The provision for Federal income tax differs from the amount computed by applying the statutory Federal income tax rate to income before provision for income taxes for the following reasons:

                                                        1995             1994            1993
                                                    -----------      -----------      -----------
Federal income tax at statutory rate of 34% ...     $ 1,445,652      $   855,917      $ 1,081,751
Utilization of net operating loss carryforward/
    removal of valuation allowance ............        (139,326)         (61,373)              --
Tax credits ...................................        (166,345)          42,089         (150,000)
Activity of domestic subsidiaries .............         (86,114)         (29,790)         (24,166)
Non-deductible acquisition expenses ...........              --           67,913               --
Activity of foreign subsidiaries ..............          22,821          (75,259)         (87,599)
State income taxes ............................          75,000           10,000            2,000
Other .........................................          12,556          (17,797)          39,930
                                                    -----------      -----------      -----------
                                                    $ 1,164,244      $   791,700      $   861,916
                                                    ===========      ===========      ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 1995, 1994 and 1993 are as follows:

                                                    1995              1994            1993
                                                 -----------      -----------      -----------
Deferred tax assets:
    Inventory and other allowances............     $   441,960      $   319,886      $   316,289
    Team member benefits, primarily
      compensated absences ...................         220,382          187,036          163,728
    Pension benefits .........................          63,253           49,613               --
    Research and development and alternative
      minimum tax credit carryforwards .......              --               --          265,999
    Net operating loss carryforwards .........          97,114          300,919               --
    Other ....................................          55,783           99,962           23,002
                                                   -----------      -----------      -----------
         Gross deferred tax assets ...........         878,492          957,416          769,018
    Deferred tax assets valuation allowance...              --         (300,919)              --
                                                   -----------      -----------      -----------
         Net deferred tax assets ...........           878,492          656,497          769,018
Deferred tax liabilities:
    Plan and equipment excess of tax
      depreciation over book depreciation ....        (891,490)        (936,148)        (903,931)
    Other ....................................         (26,981)         (86,906)          (6,069)
                                                   -----------      -----------      -----------
         Gross deferred tax liabilities ......        (918,471)      (1,023,054)        (910,000)
                                                   -----------      -----------      -----------
         Net deferred tax liability ..........     $   (39,979)     $  (366,557)     $  (140,982)
                                                   ===========      ===========      ===========

     At October 31, 1995, ADE had net operating loss carryforwards of approximately $300,000 which are available to offset future ADE taxable income. The October 31, 1994, deferred tax assets valuation allowance has been removed based upon expectations of future ADE operating income.

     Deferred U.S. income taxes are not provided for the earnings of foreign subsidiaries because the Company expects those earnings will be permanently reinvested. Net pretax operating results from foreign subsidiaries are $187,000 for 1995, $748,000 for 1994, and $337,000 for 1993.

NOTE 10.   PROFIT INCENTIVE AND BONUS PLANS

     The Company has a non-contributory profit incentive plan for key microelectronics and ADIC team members and a non-contributory profit sharing plan for all regular full-time domestic team members. These plans are generally based upon pretax profits.

                         OCTOBER 31, 1995, 1994 AND 1993

     The profit incentive plan allows the Board of Directors to provide up to 10 percent of the pretax profits, after a set minimum profitability is achieved, for distribution to the plan's participants. There were no contributions in 1993. The profit sharing plan provides that 15 percent of pretax profits will be contributed to the plan. Prior to 1995, ADIC team members had a separate plan based on certain ADIC financial performance criteria. The Company's contribution to all plans was $800,432, $657,602, and $340,483 for the fiscal years ended October 31, 1995, 1994 and 1993, respectively.

NOTE 11.    COMMITMENTS

     The Company has leased facilities of approximately 66,000 square feet in Redmond, Washington. In addition, ITC leases the land for its operating facility under an agreement expiring May 19, 1996, with an option to renew the lease. Sales offices are leased at various sites in the United States and Europe.

     Minimum annual rental commitments at October 31, 1995, for noncancelable operating leases are as follows:

              Year ended October 31                            Amount
              ---------------------                          --------
              1996.........................................  $671,000
              1997.........................................   743,000
              1998.........................................   664,000
              1999.........................................   515,000
              2000.........................................   473,000

     Rent expense aggregated $570,000 in 1995, $508,100 in 1994, and $360,000 in
1993.

NOTE 12.   INDUSTRY SEGMENT INFORMATION

     Information by identifiable business segment is presented in the tables below. The Company operates principally in two industries. Operations in the Microelectronics industry include the design, sale and manufacture of DC-to-DC power supplies as well as custom medical and military/aerospace products. The second industry is served by ADIC which designs, manufactures and markets automated, high performance data storage products. There are no sales between industry segments.

     Operating profit by segment is calculated on a basis consistent with operating profit on the Consolidated Statements of Income. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets relate to the investment in common stock of Apex.

                         OCTOBER 31, 1995, 1994 AND 1993

                                               1995             1994              1993
                                           ------------     ------------      ------------
Net sales:
    Microelectronics .................     $ 39,339,308     $ 34,671,285      $ 34,972,030
    Data Storage .....................       31,716,372       20,083,275        17,108,522
                                           ------------     ------------      ------------
                                             71,055,680       54,754,560        52,080,552
Operating profit:
    Microelectronics .................        4,271,744        3,272,091         2,304,316
    Data Storage .....................          686,050          659,828         1,658,361
    Acquisition expenses .............               --         (728,743)               --
                                           ------------     ------------      ------------
                                              4,957,794        3,203,176         3,962,677
Total assets:
    Microelectronics .................       32,393,465       29,318,105        26,977,069
    Data Storage .....................       13,897,021        8,489,547         5,894,501
    Corporate ........................        1,629,640        1,331,669         1,228,588
                                           ------------     ------------      ------------
                                             47,920,126       39,139,321        34,100,158
Depreciation and amortization expense:
    Microelectronics .................        1,521,502        1,495,996         1,535,602
    Data Storage .....................          483,739          331,153           164,139
                                           ------------     ------------      ------------
                                              2,005,241        1,827,149         1,699,741
Capital expenditures:
    Microelectronics .................          905,338          981,221           901,098
    Data Storage .....................          756,935          450,702           284,103
                                           ------------     ------------      ------------
                                              1,662,273        1,431,923         1,185,201

NOTE 13.   GEOGRAPHIC SEGMENT INFORMATION

     Major operations outside the United States include sales subsidiaries in the United Kingdom, France and Germany; a sales and distribution subsidiary in France; and a manufacturing subsidiary in Taiwan. Certain information regarding operations in these geographic segments is presented in the table below. Transfers between geographic areas are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profit on these transfers are not recognized until sales are made to non-affiliated customers.

     Excluded from U.S. net sales are transfers from the U.S. to European subsidiaries of $5,180,000, $2,416,000 and $1,424,000 in 1995, 1994 and 1993,
respectively. Included in U.S. sales are export sales to unaffiliated customers of $7,571,000, $8,149,000 and $8,574,000 in 1995, 1994 and 1993, respectively.

     As the Company has expanded its European presence by opening direct offices, certain sales transactions previously considered to be export sales of the United States are now being served by European subsidiaries and are considered to be European sales in the table below.

     ITC, located in Kaohsiung, Taiwan, serves as a manufacturing facility for the Microelectronics business. As such, it has no direct sales and minimal operating income.

                         OCTOBER 31, 1995, 1994 AND 1993

                                 1995            1994            1993
                              -----------     -----------     -----------
     Net sales:
         United States ..     $55,291,013     $48,598,717     $50,255,362
         Europe .........      15,764,667       6,155,843       1,825,190
                              -----------     -----------     -----------
                               71,055,680      54,754,560      52,080,552
     Operating profit:
         United States ..       4,804,213       2,544,194       3,731,532
         Europe .........         153,581         658,982         231,145
                              -----------     -----------     -----------
                                4,957,794       3,203,176       3,962,677
     Identifiable assets:
         United States ..      41,414,566      34,872,203      33,032,378
         Europe .........       6,505,560       4,267,118       1,067,780
                              -----------     -----------     -----------
                               47,920,126      39,139,321      34,100,158

NOTE 14.   PURCHASE OF ADIC EUROPE

     On June 17, 1994, Interpoint acquired ADIC Europe (ADE), formerly known as GigaTrend Europe SARL, a manufacturer and integrator of tape storage products for the computer network and workstation markets. The total purchase price of ADE was approximately $628,000 paid in a combination of cash, equipment and stock. The acquisition is accounted for as a purchase.

NOTE 15.   QUARTERLY INFORMATION (UNAUDITED)

                                             1995                                         1994
                           ----------------------------------------    ------------------------------------------
                              Q1        Q2         Q3          Q4        Q1          Q2          Q3         Q4
                           -------    -------    -------    -------    -------    -------     -------     -------
                                                    (In thousands, except per share amounts)
Sales....................  $13,542    $16,041    $18,890    $22,583    $12,427    $11,359     $14,307     $16,661
Gross profit.............  $ 4,222    $ 5,094    $ 6,020    $ 6,470    $ 3,702    $ 2,967     $ 4,682     $ 5,671
Net income (loss)........  $   109    $   618    $ 1,094    $ 1,267    $  (253)   $     1     $   911     $ 1,067
Net income (loss)
  per share..............  $   .03    $   .16    $   .27    $   .31    $  (.07)   $   .00     $   .23     $   .27

All amounts are presented as if Interpoint and ADIC had been combined as of the beginning of the period presented. Consequently, amounts above differ from amounts previously reported for quarters ending prior to the merger date of February 1994.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13) will be included in the Registrant's Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Registrant's last fiscal year end, October 31, 1995.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES                         PAGE
     ----------------------------------------------------------------------------                         ----
      a.   The following documents are filed as part of this report:
      (1)  Financial Statements:
           Report of Independent Accountants............................................................   11
           Consolidated Statements of Income for each of the three years in the period ended
              October 31, 1995..........................................................................   12
           Consolidated Balance Sheets at October 31, 1995 and 1994.....................................   13
           Consolidated Statements of Stockholders' Equity for each of the three years in the
              period ended October 31, 1995.............................................................   14
           Consolidated Statements of Cash Flows for each of the three years in the period
              ended October 31, 1995....................................................................   12
           Notes to Consolidated Financial Statements...................................................   16
      (2)  Supplemental Financial Statement Schedules for each of the three years in the period ended October 31, 1995
           VIII  --      Valuation and Qualifying Accounts..............................................   26
           Independent Auditors' Report of Advanced Digital Information Corporation.....................   27

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     b.  Reports on Form 8-K.  None.

     c.  Exhibits.  See page 28 for index to exhibits.

                             INTERPOINT CORPORATION

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                           Balance at   Additions
                           beginning    charged to                              Balance at
                            of year       income     Deductions      Other      end of year
                           ----------   ----------   ----------     --------    -----------
Allowance for doubtful
  accounts receivable:
     1995 .............     $108,247     $ 67,994     $ 43,405      $     --     $132,836
                            ========     ========     ========      ========     ========
     1994 .............     $127,140     $ 11,959     $ 30,852      $     --     $108,247
                            ========     ========     ========      ========     ========
     1993 .............     $ 95,000     $ 91,606     $ 59,466      $     --     $127,140
                            ========     ========     ========      ========     ========

Allowance for inventory
  obsolescence:
     1995 .............     $604,308     $379,000     $ 77,780      $   (698)    $904,830
                            ========     ========     ========      ========     ========
     1994 .............     $816,639     $384,686     $597,674      $    657     $604,308
                            ========     ========     ========      ========     ========
     1993 .............     $630,307     $455,570     $268,138      $ (1,100)    $816,639
                            ========     ========     ========      ========     ========


"Deductions" represents amounts written off against the allowance, net of recoveries.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Interpoint Corporation:

We have audited the statements of income, stockholders' equity, and cash flows of Advanced Digital Information Corporation for the year ended September 30, 1993 not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Advanced Digital Information Corporation for the year ended September 30, 1993, in conformity with generally accepted accounting principles.



                                               KPMG PEAT MARWICK LLP


Seattle, Washington
November 9, 1993

                             INTERPOINT CORPORATION

                                INDEX TO EXHIBITS
                                   (ITEM 14C)

EXHIBIT
NUMBER            DESCRIPTION                                                         PAGE
------            -----------                                                         ----
  (3.1)           Restated Articles of Incorporation and Amendment                     (A)
  (3.2)           Bylaws and Amendments
 (10.1)           Management Incentive Plan                                            (A)
 (10.2)           Registration Rights Agreement among the Company and Certain
                    Shareholders of ADIC, dated as of February 11, 1994                (B)
 (10.3)           Lease Agreement between K-M Properties and Advanced Digital
                    Information Corporation
   (21)           Subsidiaries of Registrant
   (23)           Consent of Independent Auditors
 (23.1)           Consent of Independent Auditors
   (27)           Financial Data Schedule
-----------------------

(A) Incorporated herein by reference to 1989 10-K Statement filed January 26, 1990.
(B) Incorporated herein by reference to Current Report on Form 8-K filed February 11, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    INTERPOINT CORPORATION

                                                         (REGISTRANT)

Date: January 8, 1996                               By /s/Peter H. van Oppen
                                                      --------------------------
                                                       Peter H. van Oppen
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Name                                     Title                                  Date
                   ----                                     -----                                  ----
By /s/Leslie S. Rock                                   Vice President,                        January 8, 1996
  -----------------------------------             Chief Accounting Officer
   Leslie S. Rock

By /s/Christopher T. Bayley                               Director                            January 8, 1996
  -----------------------------------
   Christopher T. Bayley

By /s/Walter P. Kistler                                   Director                            January 8, 1996
  -----------------------------------
   Walter P. Kistler

By /s/Russell F. McNeill                                  Director                            January 8, 1996
  -----------------------------------
   Russell F. McNeill

By /s/John W. Stanton                                     Director                            January 8, 1996
  -----------------------------------
   John W. Stanton

By /s/Peter H. van Oppen                             Chairman and Chief                       January 8, 1996
  -----------------------------------                 Executive Officer
   Peter H. van Oppen

By /s/David A. Uvelli                             Senior Vice President and                   January 8, 1996
  -----------------------------------             General Manager, Director
   David A. Uvelli

By /s/Walter F. Walker                                    Director                            January 8, 1996
  -----------------------------------
   Walter F. Walker

By /s/Calvin A.H. Waller                                  Director                            January 8, 1996
  -----------------------------------
   Calvin A.H. Waller