Form 10-Q
period 1996-01-31
INTERPOINT CORP /NEW/
filed 1996-03-18
CIK 50842

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               ________________

                                   FORM 10-Q
                               ________________


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______


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

The total shares of common stock without par value outstanding at the end of the quarter reported is 3,894,438.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

                         CONSOLIDATED BALANCE SHEETS
                    January 31, 1996 and October 31, 1995

                                    ASSETS

                                       January 31, 1996      October 31, 1995
                                       ----------------      ----------------
                                         (Unaudited)
Current assets:
  Cash                                 $        525,016      $        777,844
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $147,000 in 1996 and $133,000
    in 1995                                  14,468,442            16,963,322
  Inventories                                21,015,556            18,008,496
  Prepaid expenses and other                    440,011               418,447
  Deferred income taxes                         759,466               764,253
                                        ---------------      ----------------
      Total current assets                   37,208,491            36,932,362
Property, plant and equipment, at cost:
  Land                                        1,334,988             1,334,988
  Buildings and improvements                  4,526,355             4,538,204
  Machinery and equipment                    13,169,681            12,961,154
  Office equipment                            2,717,110             2,630,205
  Leasehold improvements                        622,077               526,940
                                        ---------------      ----------------
                                             22,370,211            21,991,491
  Less accumulated depreciation and
    amortization                             13,741,428            13,275,299
                                        ---------------      ----------------
      Net property, plant and equipment       8,628,783             8,716,192
Investment in common stock                    1,682,453             1,629,640
Other assets                                    676,976               641,932
                                        ---------------      ----------------
                                        $    48,196,703      $     47,920,126
                                        ===============      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Loans payable                         $    10,723,517      $      8,583,680
  Accounts payable                            6,279,574             6,799,365
  Income taxes payable                          459,286             1,335,080
  Accrued wages and commissions               2,362,475             2,919,042
  Other current liabilities                     549,579               576,604
  Long-term debt, current portion             1,250,039             1,342,464
                                        ---------------       ---------------
      Total current liabilities              21,624,470            21,556,235
Long-term debt                                3,333,368             3,551,357
Accrued retirement benefits                     562,835               572,260
Other liabilities                                77,488                85,503
Deferred income taxes                           807,554               804,232
Commitments
Stockholders' equity:
  Preferred stock, 500,000 shares
    authorized, none issued                      --                    --
  Common stock, 10,000,000 shares
    authorized, 3,894,438 shares
    issued and outstanding, (3,827,754
    in 1995) 501,300 shares reserved          4,799,210             4,707,331
  Retained earnings                          16,694,692            16,212,902
  Cumulative translation adjustments            297,086               430,306
                                        ---------------      ----------------
      Total stockholders' equity             21,790,988            21,350,539
                                        ---------------      ----------------
                                        $    48,196,703      $     47,920,126
                                        ===============      ================
                             See accompanying notes.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended January 31, 1996 and 1995
                                    (Unaudited)

                                              1996                  1995
                                        ---------------      ----------------
Net sales                               $    19,130,132      $     13,541,999
Cost of sales                                13,939,739             9,319,791
                                        ---------------      ----------------
Gross profit                                  5,190,393             4,222,208
Selling and administrative                    3,733,572             3,386,832
Research and development                        501,565               468,174
                                        ---------------      ----------------
Operating profit                                955,256               367,202
Other expenses                                  291,232               246,362
Equity in net income of an affiliate             52,813                40,933
                                        ---------------      ----------------
Income before provision for income taxes        716,837               161,773
Provision for income taxes                      235,047                52,629
                                        ---------------      ----------------
Net income                              $       481,790      $        109,144
                                        ===============      ================
Average number of common and common
  equivalent shares outstanding               4,040,425             3,988,737
                                        ===============      ================
Net income per share                    $           .12      $            .03
                                        ===============      ================
                           See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended January 31, 1996 and 1995
                                  (Unaudited)

                                              1996                 1995
                                        ----------------     ----------------
Operating activities:
  Net income                            $        481,790     $        109,144
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
      Depreciation and amortization              524,599              477,776
      Deferred income tax                         --                   (7,717)
      Equity in net income of an affiliate       (52,813)             (40,933)
      Change in assets and liabilities:
        Receivables                            2,443,115            1,818,877
        Inventories                           (3,070,706)          (1,474,938)
        Prepaid expenses and other               (28,447)              21,626
        Other assets                             (75,517)             (40,474)
        Accounts payable                        (500,749)            (832,558)
        Income taxes payable                    (874,306)             (77,467)
        Accrued liabilities                     (554,683)            (350,173)
        Accrued retirement benefits               --                   18,688
        Other liabilities                         (8,016)              (4,072)
                                       -----------------      ---------------
          Net cash used in operating
            activities                        (1,715,733)            (382,221)

Investing activities:
  Purchases of property, plant and
    equipment                                   (441,253)            (318,275)

Financing activities:
  Net proceeds from loans payable              2,139,837              871,065
  Repayment of long-term debt                   (310,414)            (294,787)
  Proceeds from issuance of common stock
    for stock options                             91,879               11,878
        Net cash provided by financing
          activities                           1,921,302              588,156

Effect of exchange rate changes on cash          (17,144)               1,670
                                       -----------------      ---------------
Net decrease in cash                            (252,828)            (110,670)
Cash at beginning of period                      777,844              541,805
                                       -----------------      ---------------
Cash at end of period                  $         525,016      $       431,135
                                       =================      ===============
                         See accompanying notes.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1996
                               (Unaudited)

Note 1. Basis of presentation - The accompanying condensed financial statements are unaudited and should be read in conjunction with the Interpoint financial statements included in the Company's fiscal 1995 Annual Report on Form 10-K. Operating results for the three-month period ended January 31, 1996, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are reflected herein.

Note 2. Per share calculations - Per-share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period.

Note 3.  Inventories - Inventory is comprised as follows:

                                     January 31, 1996     October 31, 1995
                                     ----------------     ----------------
    Finished goods                   $      5,630,417     $      4,736,490
    Work-in-process                         7,251,618            6,483,072
    Raw materials                           9,184,477            7,693,764
                                     ----------------     ----------------
                                           22,066,512           18,913,326
    Allowance for inventory
      obsolescence                          1,050,956              904,830
                                     ----------------     ----------------
                                     $     21,015,556     $     18,008,496
                                     ================     ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Total revenues for the three months ended January 31, 1996, were $19.1 million, an increase of 41 percent or $5.6 million, compared to the like period in the prior year. There was growth in both business segments, however the increase for the quarter was attributable primarily to revenue growth in the Company's U.S. and European data storage businesses. Sales of Digital Linear Tape (DLT) library products comprised the majority of the revenue increase and the Company expects to continue to see strong acceptance of these new products. Microelectronics shipments were lower than expected due to seasonal slowness as well as technical and component supply problems.

Gross margin as a percentage of net sales decreased from 31 percent in the first quarter of fiscal 1995 to 27 percent in the first quarter of fiscal 1996. This decrease is primarily the result of newer products offered by ADIC, including those which comprised the bulk of its growth, which have a higher material content than the older product lines. The Company expects to increase gross margin somewhat on these products as production efficiencies begin to be experienced. For the microelectronics business, margins are down slightly, related to the inefficiencies associated with lower than expected sales volume and certain technical problems.

Selling and administrative costs have increased over the comparable fiscal 1995 quarter in absolute dollars but have decreased as a percentage of sales from 25 percent in 1995 to 19 percent in 1996. This percentage decrease reflects early spending in 1995 to promote additional sales volume coupled with higher shipments in the 1996 period.

Other expenses are comprised primarily of interest expense which has increased as result of increased borrowings against the available lines of credit. Interest rates were comparable for the two periods and did not have an effect on this expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.7 million for the three months ended January 31, 1996, primarily due to an increase in inventory and a decrease in short term payables, including income taxes payable.

Inventories at January 31, 1996 increased $3 million from October 31, 1995, related both to the data storage and microelectronics businesses. The data storage business has experienced significant sales growth, much of which is from new DLT-based products and expects this trend to continue. This anticipated growth has caused higher forecasts for the remainder of the year, and additional inventory is necessary to support that forecast. The microelectronics business, which experienced some slowness in first quarter sales, had inventory growth related to production which will ship later in fiscal 1996. The change in income taxes payable is due to payments made related to fiscal 1995 earnings.

The Company has a bank line of credit for $12 million which bears interest at the bank's prime rate or adjusted LIBOR rate. The line is subject to certain restrictive covenants on working capital, etc., Interpoint is well within acceptable limits with regard to these covenants. In addition, the Company has facilities in place to finance capital equipment.

The Company anticipates that its mature microelectronics business will generate cash throughout fiscal 1996. If, however, the growth rate of the data storage business continues, it is expected that cash will continue to be used in this area. The Company believes that cash on hand, cash generated from operations and funds from credit lines which are existing or may be obtained in the future will be sufficient to meet its cash requirements for the upcoming year.

FORWARD LOOKING INFORMATION

The information set forth above may include "forward-looking" information as outlined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to this filing are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At its annual meeting on February 21, 1996, duly called and with proxies solicited, 3,317,715 shares were represented in person or by proxy constituting 86.42 percent of the outstanding shares.

     i.  The proposal to approve the adoption of the Interpoint
         Corporation 1995 Stock Option and Award Plan received the following votes:

                                            Votes         Percent
                                          ---------       -------
                       For                3,107,467        80.94%
                       Against              151,900         3.96%
                       Abstain               44,653         1.16%
                       Broker Non-Votes       4,000          .10%

         The foregoing proposal was approved.

    ii. Four directors were reelected to the Board, three to hold office for a three-year term and one to hold office for a two-year term. Each nominee received not less than 3,307,503 votes, which represents 86.15% of the shares outstanding.

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit Number 99.

         Description

         Cautionary Statements for Purposes of the "Safe Harbor"
         Provisions of the Private Securities Litigation Reform Act of
         1995.

                                 EXHIBIT 99

             CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Interpoint desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this exhibit in order to do so. The following important factors, among others, could affect Interpoint's actual results and could cause such results to differ materially from those expressed in Interpoint's forward-looking statements:

-The rapidly changing environment of the data storage business which might cause market acceptance of Interpoint's existing products to decrease; the cancellation or rescheduling of one or several material orders; general or specific economic conditions; the ability and willingness of purchasers to substitute other products for Interpoint products, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality and pricing compared to other competitive products, the level of availability of Interpoint products and substitutes and the ability and willingness of purchasers to acquire newer or more advanced models; and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels, which could affect their supply of, or end user demand for, Interpoint products;

-The amount and rate of growth in Interpoint's selling, general and administrative expenses; and the impact of unusual items resulting from Interpoint's ongoing evaluation of its business strategies and organizational structures;

-Continued or increased pressure to change the selling prices for Interpoint's data storage and microelectronics products, and the resulting effects on margins; Interpoint's actions in connection with continued and increasing competition in the areas of proprietary power converters and data storage products;

-Difficulties in obtaining raw materials, supplies and other items needed for the production of products; and capacity constraints which may have an effect on Interpoint's ability to ship some products;

-Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated, including, but not limited to Scalar and other DLT-based products in the data storage market and higher power density and certain military qualified parts in the power products area; the failure of customers to accept these products or technologies when planned; difficulties or delays in the design and production of custom microelectronics orders and changes in the commercial viability of the end user products of which these products are a part; any defects in products; and a failure of manufacturing economies to develop when planned;

-The acquisition of fixed assets and other assets, including inventories and receivables; and the making or incurring of any expenditure and expenses including, but not limited to, depreciation and research and development expenses; and revaluation of assets including, but not limited to, specialized inventories or related expenses and the amount of, and any changes to, tax rates;

-Occurrences affecting the decline of the life cycle pricing curve for many products, or affecting Interpoint's ability to reduce product and other costs, and to increase productivity; production losses and rework costs on new or custom programs in excess of those anticipated during the pricing process;

-The effects of, and changes in, trade monetary and fiscal policies, laws and regulations, other activities of governments, including the U.S. Food and Drug Administration and other agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges or taxes; the actions, if any, of the People's Republic of China regarding the island of Taiwan and any affect on Interpoint's production facilities located there; the ability or inability of Interpoint to obtain or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates; naturalizations and unstable government and legal systems, and intergovernmental disputes;

-The costs and other effects of legal and administrative cases which may be initiated and proceedings, settlements and investigations, claims, and changes in those items, developments or assertions by or against Interpoint relating, but not limited to intellectual property rights, product liability, personnel related liability, adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices; and,

-The effects of changes within Interpoint's organization or in compensation and benefit plans; any activities of parties with which Interpoint has an agreement or understanding, including any issues affecting any entity in which Interpoint has an investment; the amount, type and cost of the financing which Interpoint has, and any changes to that financing.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERPOINT CORPORATION

Dated: March 15, 1996                      /s/Peter H. van Oppen
       --------------                      ----------------------------
                                           Peter H. van Oppen, Chairman
                                           and Chief Executive Officer

Dated: March 15, 1996                      /s/Leslie S. Rock
       --------------                      ----------------------------
                                           Leslie S. Rock
                                           Vice President, Treasurer
                                           Chief Accounting Officer