Form 10-Q
period 1996-04-30
INTERPOINT CORP /NEW/
filed 1996-06-17
CIK 50842

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               ________________

                                  FORM 10-Q
                               ________________


	[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       			For the quarterly period ended April 30, 1996

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

The total shares of common stock without par value outstanding at the end of the quarter reported is 7,799,054.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

                         CONSOLIDATED BALANCE SHEETS
                     April 30, 1996 and October 31, 1995

                                   ASSETS

                                          April 30, 1996      October 31, 1995
                                          --------------      ----------------
                                           (Unaudited)
Current assets:
 Cash                                       $ 1,762,277          $   777,844
 Trade accounts receivable, less
   allowance for doubtful accounts
   of $211,000 in 1996 and $133,000
   in 1995                                   19,536,969           16,963,322
 Inventories                                 22,542,544           18,008,496
 Prepaid expenses and other                     514,190              418,447
 Deferred income taxes                          759,116              764,253
                                            -----------          -----------
       Total current assets                  45,115,096           36,932,362
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $14,265,000 in 1996
  and $13,275,000 in 1995                     8,703,085            8,716,192
Note receivable                               1,087,500                --
Investment in common stock                        --               1,629,640
Other assets                                    796,315              641,932
                                            -----------          -----------
                                            $55,701,996          $47,920,126
                                            ===========          ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Loans payable                              $   187,408          $ 8,583,680
 Accounts payable                             8,739,377            6,799,365
 Income taxes payable                         1,266,948            1,335,080
 Accrued wages and commissions                2,977,980            2,919,042
 Other current liabilities                      731,179              662,107
 Long-term debt, current portion              1,007,824            1,342,464
                                            -----------          -----------
       Total current liabilities             14,910,716           21,641,738

Long-term debt                               16,054,804            3,551,357
Accrued retirement benefits                     569,259              572,260
Deferred income taxes                           807,251              804,232
Commitments
Stockholders' equity:
 Preferred stock, 500,000 shares authorized,
  none issued                                    --                    --
 Common stock, 10,000,000 shares authorized,
  7,799,054 shares issued and outstanding,
  (7,655,508 in 1995) 990,948 shares
  reserved                                    4,825,331            4,707,331
 Retained earnings                           18,209,153           16,212,902
 Cumulative translation adjustments             325,482              430,306
                                            -----------          -----------
       Total stockholders' equity            23,359,966           21,350,539
                                            -----------          -----------
                                            $55,701,996          $47,920,126
                                            ===========          ===========

                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
            Three months and six months ended April 30, 1996 and 1995
                                  (Unaudited)



                          Three months ended             Six months ended
                               April 30,                      April 30,

                          1996          1995            1996           1995
                          ----          ----            ----           ----

Net sales              $25,946,475   $16,041,106    $45,076,607    $29,583,105
Cost of sales            1,872,200    10,946,894     32,811,939     20,266,685
                       -----------   -----------    -----------    -----------
Gross profit             7,074,275     5,094,212     12,264,668      9,316,420
Selling and
 administrative          4,074,618     3,615,457      7,808,190      7,002,289
Research and
 development               563,949       392,318      1,065,514        860,492
                       -----------   -----------    -----------    -----------
Operating profit         2,435,708     1,086,437      3,390,964      1,453,639
Other expenses (net)      (283,470)     (216,101)      (574,702)      (462,463)
Equity in net income
 (loss)	of an affiliate    102,976        (1,068)       155,789         39,865
Income from other equity
 transactions              270,647         --           270,647          --
                       -----------    ----------    -----------    -----------
Income before provision
 for income taxes        2,525,861       869,268      3,242,698      1,031,041
Provision for income
 taxes                   1,011,400       251,528      1,246,447        304,157
                       -----------    ----------    -----------    -----------
Net income             $ 1,514,461   $   617,740    $ 1,996,251    $   726,884
                       ===========   ===========    ===========    ===========
Average number of
 common	and common
 equivalent	shares
 outstanding             8,125,120     7,956,936      8,050,230      7,958,998
                       ===========   ===========    ===========    ===========
Net income per share   $       .19   $       .08    $       .25    $       .09
                       ===========   ===========    ===========    ===========

                              See accompanying notes.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended April 30, 1996 and 1995
                                    (Unaudited)

                                                1996              1995
                                             -----------       -----------
Operating activities:
 Net income                                  $ 1,996,251       $   726,884
 Adjustments to reconcile net income
 to net cash used in operating activities:
   Depreciation and amortization               1,070,607           969,277
   Equity in net income of an affiliate         (155,789)          (39,865)
   Income from other equity transactions        (270,647)            --
   Net book value of assets retired                --                2,156
   Change in assets and liabilities:
    Receivables                               (2,591,697)          395,896
    Inventories                               (4,595,853)       (1,866,722)
    Prepaid expenses and other                  (104,263)           29,761
    Other assets                                (346,202)          (47,911)
    Accounts payable                           1,971,703          (464,169)
    Income taxes payable                         (66,174)          264,682
    Accrued liabilities                          157,442          (144,751)
    Accrued retirement benefits                    --               37,558
                                             -----------       -----------
     Net cash used in operating activities    (2,934,622)         (137,204)
                                             -----------       -----------

Investing activities:
 Purchases of property, plant and equipment   (1,031,449)         (690,027)
 Proceeds from sale of investment in common
  stock                                        1,087,500             --
                                             -----------       -----------
    Net cash provided by (used in) investing
     activities                                   56,051          (690,027)
                                             -----------       -----------

Financing activities:
 Net proceeds from (repayments of) short-term
  loans payable                               (8,396,272)          493,386
 Net proceeds from long-term revolving
  loan payable                                12,900,000             --
 Proceeds from long-term borrowings                --              312,045
 Repayment of long-term debt                    (731,193)         (579,357)
 Proceeds from issuance of common stock for
 stock options                                   118,000            75,848
                                             -----------       -----------
    Net cash provided by financing
     activities                                3,890,535           301,922
                                             -----------       -----------

Effect of exchange rate changes on cash          (27,531)              413
                                             -----------       -----------
Net increase (decrease) in cash                  984,433          (524,896)
Cash at beginning of period                      777,844           541,805
                                             -----------       -----------
Cash at end of period                        $ 1,762,277       $    16,909
                                             ===========       ===========

                            See accompanying notes.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                April 30, 1996

                                 (Unaudited)

Note 1. Basis of presentation - The accompanying condensed financial statements are unaudited and should be read in conjunction with the Interpoint financial statements included in the Company's fiscal 1995 Annual Report on Form 10-K. Operating results for the six-month period ended April 30, 1996, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are reflected herein.

Note 2. Per share calculations - Per-share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period. On May 30, 1996, the Company announced a two-for-one stock split effective for shareholders of record as of June 13, 1996. Retroactive effect was given to the distribution.

Note 3.  Inventories - Inventory is comprised as follows:

                                        April 30, 1996       October 31, 1995
                                        --------------       ----------------

  Finished goods                         $ 5,915,111           	$ 4,736,490
  Work-in-process                          6,942,848              6,483,072
  Raw materials                           10,798,550              7,693,764
                                         -----------            -----------
                                          23,656,509             18,913,326
  Allowance for inventory obsolescence     1,113,965                904,830
                                         -----------            -----------
                                         $22,542,544            $18,008,496
                                         ===========            ===========

Note 4. Income from other equity transactions - In March 1996, the Company sold its minority interest in Apex Microtechnology Corporation
(Apex) of Tucson, Arizona for $2,175,000. Sale terms include a cash payment and note receivable each equaling $1,087,500. The sale resulted in a pre-tax gain of approximately $390,000 reflecting the sales price less the balance sheet valuation of approximately $1,785,000. The valuation is the sum of the purchase price of $904,200 and earnings of approximately $881,000 accumulated under the equity method of accounting, including approximately $103,000 earned this quarter but prior to the sale. Income taxes payable of approximately $353,000 associated with the sale of Apex have been recorded resulting in an after-tax gain of approximately $37,000. The $353,000 tax due, which will be paid on an installment basis, is computed as the difference of the sales value and original purchase price.The note receivable bears interest at prime plus one percent, payable interest only through 1998 then payable $30,208 per month plus interest through 2001. Other sale terms include a potential additional payment in the event of a sale or public offering of Apex shares over the next five years.

Offsetting the gain is a pre-tax loss of approximately $119,000 associated with the write down of an unrelated investment.

Note 5. Loan payable - In March 1996, Interpoint signed a five year secured revolving credit agreement with its principal bank to refinance its domestic borrowings and provide a source of available cash. The new financing arrangement comprises a $20 million reducing line of credit. Borrowings against the line of credit bear interest at the bank's prime rate or adjusted LIBOR rate. The revolving credit agreement requires the Company to comply with certain financial covenants; as of April 30, 1996, the Company was in compliance with all such covenants.

Note 6. Industry segment information - Net sales by industry segment are presented in the table below.

                          Three months ended          	 Six months ended
                              April 30,                     April 30,
                          1996          1995           1996           1995
                       -----------   -----------    -----------   ------------

Microelectronics       $12,167,275   $ 9,364,881    $20,691,027    $17,084,087
Data Storage            13,779,200     6,676,225     24,385,580     12,499,018
                       -----------   -----------    -----------    -----------
                       $25,946,475   $16,041,106    $45,076,607    $29,583,105
                       ===========   ===========    ===========    ===========

Note 7. Reclassification - Certain items in the previous year financial statements have been reclassified to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Total revenues for the quarter ended April 30, 1996, were $26 million, an increase of 62 percent versus the same quarter a year ago. There was growth in both business segments, however the data storage segment experienced the most significant increase. The increase of over 100 percent is primarily associated with the sales of Digital Linear Tape
(DLT) library products which were introduced late in fiscal year 1995. The Company expects continued strong sales of these products. Sales from the Microelectronics business increased by 30 percent due to growth both in proprietary and custom products.

Gross margin declined from 32 percent in the second quarter of 1995 to 27 percent during the current quarter. This percentage is consistent with margins experienced in the first quarter of this year. The decline comes primarily from the change in product mix as lower margin ADIC products have increased as a percentage of the Company's sales. The DLT products are lower margin primarily due to the expensive tape drive component. In addition there were some non-recurring charges in the Microelectronics business. The Company anticipates a slight margin increase for the final two quarters of fiscal 1996.

Selling and administrative costs have decreased significantly as a percentage of sales from 23 percent in 1995 to 16 percent in 1996. The volume increase in sales provides strong operating leverage without commensurate growth in these costs.

Other expenses consist primarily of interest costs which have increased in connection with the increased usage on the short and long term revolving lines of credit. The increase is net of the effect of slightly lower interest rates on these lines.

Income from other equity transactions reflects a gain on the sale of Apex Microtechnology Corporation (Apex), net of the write down of an unrelated investment. Equity in net income of an affiliate relates to earnings accounted for on the equity method prior to the sale.

Income taxes are higher than the statutory rate for the second quarter of 1996 due to tax expense recorded in connection with the sale of Apex. Because earnings on the equity method are not recognized for taxation purposes, the tax gain, to be recognized on the installment basis, is significantly larger than the gain shown in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.9 million for the six months ended April 30, 1996, primarily due to increases in inventories and accounts receivable. The inventory growth is to support sales volumes in both businesses, with the bulk of the increase being attributable to ADIC. Trade receivables increased due to the increased sales volume coupled with the elimination of early pay discounts for certain data storage distributors.

In March 1996, the Company signed a five-year secured credit agreement with its principal bank to repay existing short-term debt and provide operating cash. The new financing arrangement comprises a $20 million reducing line of credit which bears interest at the bank's prime rate or adjusted LIBOR rate. At April 30, 1996, this rate was 7.35%. The agreement requires the Company to comply with certain financial covenants. As of April 30, 1996, the Company was in compliance with all such covenants.

The Company believes that the new financing together with a $700,000 facility to finance capital equipment and cash generated by operations will be sufficient to meet its cash requirements for the upcoming year.

FORWARD LOOKING INFORMATION

The information set forth above includes "forward-looking" information as outlined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as
Exhibit 99 to the Quarterly Report on Form 10Q for the period ended January 31, 1996 are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

	None

Item 2.	Changes in Securities.

	None.

Item 3.	Defaults Upon Senior Securities.

	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

		None.

Item 5.	Other information.

	None.

Item 6.	Exhibits and Reports on Form 8-K.

	Exhibit 10.1
	Credit Agreement between Interpoint Corporation and Seafirst Bank dated March 29, 1996

	Exhibit 10.2
	Revolving Note, Interpoint Corporation dated March 29, 1996

	Exhibit 10.3
	Security Agreement between Interpoint Corporation and Seafirst Bank dated March 29, 1996

	Exhibit 10.4
	Security Agreement between Advanced Digital Information Corporation and Seafirst Bank dated March 29, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              	INTERPOINT CORPORATION


Dated:  June 14, 1996                           /s/Peter H. van Oppen
        -------------                           ----------------------------
                                                Peter H. van Oppen, Chairman
                                                and Chief Executive Officer


Dated:  June 14, 1996                           /s/Leslie S. Rock
        -------------                           ----------------------------
                                                Leslie S. Rock
                                                Vice President, Treasurer
                                                Chief Accounting Officer