Form 10-Q
period 1996-07-31
INTERPOINT CORP /NEW/
filed 1996-08-29
CIK 50842

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                              ________________

                                 FORM 10-Q
                              ________________


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1996

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

                                               [X]     Yes     [ ]     No

The total shares of common stock without par value outstanding at the end of the quarter reported is 7,935,524.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

                          CONSOLIDATED BALANCE SHEETS

                       July 31, 1996 and October 31, 1995

                                     ASSETS

                                       July 31 1996     October 31, 1995
                                       -------------    ----------------
                                        (Unaudited)
Current assets:
  Cash                                 $     815,411      $     777,844
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $157,000 in 1996 and $133,000
   in 1995                                21,828,525         16,963,322
  Inventories                             23,785,373          18,008,496
  Prepaid expenses and other                 535,549             418,447
  Deferred income taxes                      761,841             764,253
                                       -------------      --------------
        Total current assets              47,726,699          36,932,362
Property, plant and equipment,
 at cost, net of accumulated
 depreciation and amortization
 of $14,487,000 in 1996 and
 $13,275,000 in 1995                       9,021,601           8,716,192
Note receivable                            1,087,500               --
Investment in common stock                     --              1,629,640
Other assets                                 572,783             641,932
                                       -------------      --------------
                                       $  58,408,583      $   47,920,126
                                       =============      ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Loans payable                        $     211,196      $    8,583,680
  Accounts payable                         9,624,676           6,799,365
  Income taxes payable                     2,415,541           1,335,080
  Accrued wages and commissions            3,749,863           2,919,042
  Other current liabilities                  807,369             662,107
  Long-term debt, current portion            979,678           1,342,464
                                       -------------       -------------
        Total current liabilities         17,788,323          21,641,738
Long-term debt                            13,145,795           3,551,357
Accrued retirement benefits                  562,017             572,260
Deferred income taxes                        806,370             804,232
Commitments
Stockholders' equity:
  Preferred stock, 500,000 shares
   authorized, none issued                     --                  --
  Common stock, 20,000,000 shares
   authorized, 7,935,524 shares
   issued and outstanding, (7,655,508
   in 1995) 853,154 shares reserved        5,167,279           4,707,331
  Retained earnings                       20,545,280          16,212,902
  Cumulative translation adjustments         393,519             430,306
                                       -------------      --------------
       Total stockholders' equity         26,106,078          21,350,539
                                       -------------      --------------
                                       $  58,408,583      $   47,920,126
                                       =============      ==============

                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

            Three months and nine months ended July 31, 1996 and 1995
                                  (Unaudited)



                                 Three months ended      Nine months ended
                                      July 31,                July 31,

                                1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
Net sales                   $29,213,706  $18,889,634  $74,290,313  $48,472,739
Cost of sales                20,422,616   12,869,726   53,234,555   33,136,411
                            -----------  -----------  -----------  -----------
Gross profit                  8,791,090    6,019,908   21,055,758   15,336,328
Selling and administrative    4,352,311    3,780,121   12,160,501   10,782,410
Research and development        678,355      560,168    1,743,869    1,420,660
                            -----------  -----------  -----------  -----------
Operating profit              3,760,424    1,679,619    7,151,388    3,133,258
Other expenses (net)           (210,503)    (228,685)    (785,205)    (691,148)
Equity in net income of an
  affiliate                       --         101,569      155,789      141,434
Income from other equity
  transactions                    --           --         270,647        --
                            -----------  -----------  -----------  -----------
Income before provision
  for income taxes            3,549,921    1,552,503    6,792,619    2,583,544
Provision for income taxes    1,213,794      458,815    2,460,241      762,972
                            -----------  -----------  -----------  -----------
Net income                  $ 2,336,127  $ 1,093,688  $ 4,332,378  $ 1,820,572
                            ===========  ===========  ===========  ===========
Average number of common
  and common equivalent
  shares outstanding          8,410,166    8,027,732    8,152,637    7,977,134
                            ===========  ===========  ===========  ===========
Net income per share        $       .28  $       .14  $       .53  $       .23
                            ===========  ===========  ===========  ===========

                           See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended July 31, 1996 and 1995
                                   (Unaudited)

                                                   1996               1995
                                               ------------       ------------
Operating activities:
  Net income                                   $  4,332,378       $  1,820,572
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                1,615,677          1,498,382
     Equity in net income of an affiliate          (155,789)          (141,434)
     Income from other equity transactions         (270,647)             --
     Net book value of assets retired                55,236              3,627
     Change in assets and liabilities:
       Receivables                               (4,865,108)        (2,197,316)
       Inventories                               (5,804,965)        (2,155,830)
       Prepaid expenses and other                  (120,884)           (46,576)
       Other assets                                (125,078)           (71,521)
       Accounts payable                           2,837,878              5,871
       Income taxes payable                       1,079,858            513,219
       Accrued liabilities                          993,642            333,973
       Accrued retirement benefits                    --                56,622
                                               ------------       ------------
         Net cash used in operating activities     (427,802)          (380,411)
                                               ------------       ------------
Investing activities:
  Purchases of property, plant and equipment     (1,927,214)        (1,080,004)
  Proceeds from sale of investment in common
    stock                                         1,087,500              --
                                               ------------       ------------
         Net cash used in investing activities     (839,714)        (1,080,004)
                                               ------------       ------------
Financing activities:
  Net proceeds from (repayments of) short-term
    loans payable                                (8,372,484)         1,761,271
  Net proceeds from long-term revolving loan
    payable                                      10,150,000              --
  Proceeds from long-term borrowings                233,803            312,045
  Repayment of long-term debt                    (1,152,151)        (1,096,378)
  Proceeds from issuance of common stock for
    stock options                                   459,948             94,501
                                               ------------       ------------
         Net cash provided by financing
           activities                             1,319,116          1,071,439
                                               ------------       ------------
Effect of exchange rate changes on cash             (14,033)            13,789
                                               ------------       ------------
Net increase (decrease) in cash                      37,567           (375,187)
Cash at beginning of period                         777,844            541,805
                                               ------------       ------------
Cash at end of period                          $    815,411       $    166,618
                                               ============       ============
                         See accompanying notes.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1996
                                   (Unaudited)

Note 1. Basis of presentation - The accompanying condensed financial statements are unaudited and should be read in conjunction with the Interpoint financial statements included in the Company's fiscal 1995 Annual Report on Form 10-K. Operating results for the nine-month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are reflected herein.

Note 2. Per share calculations - Per-share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period. On May 30, 1996, the Company announced a two-for-one stock split that became effective June 27, 1996. Retroactive effect was given to the distribution.

Note 3.  Inventories - Inventory is comprised as follows:

                                            July 31, 1996   October 31, 1995
                                            -------------   ----------------
    Finished goods                           $  6,274,018     $  4,736,490
    Work-in-process                             7,727,515        6,483,072
    Raw materials                              11,102,487        7,693,764
                                            -------------   ----------------
                                               25,104,020       18,913,326
    Allowance for inventory obsolescence        1,318,647          904,830
                                            -------------   ----------------
                                             $ 23,785,373     $ 18,008,496
                                            =============   ================

Note 4. Merger Agreement - On July 1, 1996, Interpoint entered into an Agreement and Plan of Merger by and among Crane Co., Interpoint and Crane Acquisition Corp. Pursuant to the Merger Agreement, which is subject to shareholder approval, the Company intends to spin off its Advanced Digital Information Corporation subsidiary and merge the remaining microelectronics business into Crane Acquisition Corp., a wholly owned subsidiary of Crane Co. Assuming completion of the transactions, for each share of Interpoint stock held, shareholders will receive one share of ADIC stock and, upon surrender of their Interpoint share, approximately $4.00 of Crane Co. stock.

Note 5. Income from other equity transactions - In March 1996, the Company sold its minority interest in Apex Microtechnology Corporation (Apex) of Tucson, Arizona for $2,175,000. Sale terms include a cash payment and note receivable each equaling $1,087,500. The sale resulted in a pre-tax gain of approximately $390,000 reflecting the sales price less the balance sheet valuation of approximately $1,785,000. The valuation is the sum of the purchase price of $904,200 and earnings of approximately $881,000 accumulated under the equity method of accounting, including approximately $103,000 earned prior to the sale.
Income taxes payable of approximately $353,000 associated with the sale of Apex have been recorded resulting in an after-tax gain of approximately $37,000. The $353,000 tax due, which will be paid on an installment basis, is computed as the difference of the sales value and original purchase price. The note receivable bears interest at prime plus one percent, payable interest only through 1998 then payable $30,208 per month plus interest through 2001. Other sale terms include a potential additional payment in the event of a sale or public offering of Apex shares over the next five years.

Offsetting the gain from the sale of the Company's interest in Apex is a pre-tax loss of approximately $119,000 associated with the write down of an unrelated investment.

Note 6. Loan payable - In March 1996, Interpoint signed a five year secured revolving credit agreement with its principal bank to refinance its domestic borrowings and provide a source of available cash. The new financing arrangement provides a $20 million reducing line of credit. Borrowings against the line of credit bear interest at the bank's prime rate or adjusted LIBOR rate. The revolving credit agreement requires the Company to comply with certain financial covenants; as of July 31, 1996, the Company was in compliance with all such covenants.

Note 7. Industry segment information - Net sales by industry segment are presented in the table below.

                         Three months ended             Nine months ended
                              July 31,                       July 31,
                        1996           1995            1996           1995
                    ------------   ------------    ------------   ------------
Microelectronics    $ 14,027,945   $ 10,419,700    $ 34,718,972   $ 27,503,787
Data Storage          15,185,761      8,469,934      39,571,341     20,968,952
                    ------------   ------------    ------------   ------------
                    $ 29,213,706   $ 18,889,634    $ 74,290,313   $ 48,472,739
                    ============   ============    ============   ============

Note 8. Reclassification - Certain items in the previous year financial statements have been reclassified to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales increased 55 percent from the third quarter of fiscal 1995 to the comparable quarter of 1996, primarily on the strength of ADIC sales which increased 79 percent over the 1995 quarter. ADIC sales of Digital Linear Tape (DLT) products continue to be very strong and account for much of the growth. Sales of the Microelectronics Group also increased for the period with growth both in proprietary DC-to-DC power converters and medical products.

Gross margin for the quarter is 30 percent, down from 32 percent in the comparable 1995 quarter but up from 27 percent in the second quarter of 1996. The comparative decline is primarily due to reduced margins in the Microelectronics Group as a result of somewhat lower margins for power products and an increased percentage of custom medical sales, which typically earn lower margins. ADIC margins were down slightly due to variation in product mix. The sequential increase compared to second quarter is due to improved margins in the Microelectronics Group and, to a lesser extent, at ADIC.

Selling and administrative costs, while increasing in absolute dollars, have decreased significantly as a percentage of sales from 20 percent in 1995 to 15 percent in 1996. High sales growth has provided operating leverage as costs have grown at a lower rate.

Other expenses consists primarily of net interest costs.
Interest expense has increased slightly over 1995 due to higher balances on the revolving loans. Interest expense associated with other long-term debt has decreased as these amounts are paid off. Additionally, 1996 interest expense is offset by interest income associated with the sale of APEX.

The provision for income taxes is consistent with the statutory rate. The reduced rate in 1995 was due to the combination of research and development credits available for federal tax purposes and the recognition of certain operating loss carryforwards at ADIC Europe.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $428,000 which is the net of cash generated by microelectronics and cash used by ADIC. ADIC has utilized cash primarily due to increases in inventory and accounts receivable, which have grown in connection with the growth in sales and the elimination of certain prepayment discounts.

The Company's available sources of credit at July 31, 1996 included a $20 million reducing line of credit which bears interest at the bank's prime rate or adjusted LIBOR rate. At July 31, 1996, this rate was 7.42%. This line requires the Company to comply with certain restrictive covenants on working capital, etc. The Company is well within acceptable limits regarding these covenants.


FORWARD LOOKING INFORMATION

The information set forth above includes "forward-looking" information as outlined in the recently enacted Private
Securities Litigation Reform Act of 1995.   The Cautionary
Statements filed by the Company as Exhibit 99 to the Quarterly Report on Form 10-Q for the period ended January 31, 1996, are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            A report on Form 8-K dated July 1, 1996, relating to the Agreement and Plan of Merger by and among Crane Co., Interpoint and Crane
            Acquisition Corp. was filed on July 3, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTERPOINT CORPORATION


Dated: August 28, 1996                          /s/Peter H. van Oppen
       ---------------                          -------------------------
                                                Peter H.  van Oppen
                                                Chairman
                                                Chief Executive Officer


Dated: August 28, 1996                          /s/Leslie S. Rock
       ---------------                          -------------------------
                                                Leslie S.  Rock
                                                Vice President, Treasurer
                                                Chief Accounting Officer